Form 10-Q
period 1996-06-30
LIFE RE CORP
filed 1996-08-13
CIK 890445

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark one)
         QUARTERLY REPORT PURSUANT to SECTION 13 or 15(d) of the SECURITIES EXCHANGE ACT of 1934

          For the quarterly period ended June 30, 1996

                                OR

        TRANSITION REPORT PURSUANT to SECTION 13 or 15(d) of the SECURITIES EXCHANGE ACT of 1934

                  Commission file number 1-11340

                       LIFE RE CORPORATION
      (Exact name of registrant as specified in its charter)

    Delaware                                           01-0437851
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                       969 High Ridge Road
                   Stamford, Connecticut 06905
             (Address of principal executive offices)


                          (203) 321-3000
       (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No

Common stock outstanding ($.001 par value) as of August 13, 1996: 13,547,666 shares

                       TABLE OF CONTENTS

Item                       Page

            PART I - FINANCIAL INFORMATION

 1  Financial Statements
    Condensed Consolidated Balance Sheets (Unaudited)
    June 30, 1996 and December 31, 1995. . . . . . . . . . . . . . .3

    Condensed Consolidated Statements
    of Income (Unaudited)
    Three and six months ended June 30, 1996 and 1995 . . . . . . . 4

    Condensed Consolidated Statements
    of Cash Flows (Unaudited)
    Six months ended June 30, 1996 and 1995. . . . . . . . . . . . .5

    Notes to Condensed Consolidated Financial
    Statements June 30, 1996 (Unaudited) . . . . . . . . . . . . . .6


 2  Management's Discussion and Analysis of
    Financial Condition and Results of Operations. . . . . . . . .. 11


              PART II- OTHER INFORMATION


4   Submission of Matters to a Vote of
    Security Holders . . . . . . . . . . . . . . . . . . . . . . . .16

5   Other Information  . . . . . . . . . . . . . . . . . . . . . .  17

6   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .18

                 LIFE RE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                             June 30,      December 31,
                                               1996            1995
                                                 (In thousands,
                                                except share data)
ASSETS
Fixed maturities - at fair value
 (amortized cost: $1,426,291 and
  $1,245,151, respectively)                 $ 1,425,769    $ 1,316,908
Equity securities - at fair value
 (cost: $3,641 and $16,051, respectively)         4,053         16,613
Assets held by ceding company
 under reinsurance treaty -  at fair
 value (amortized cost: $107,894 and
 $115,767, respectively)                        110,177        125,958
Mortgage loans and real estate                   16,360
Short-term investments                           54,730         13,285
Policy loans                                     56,184         31,411
                                              ---------      ---------
     Total investments                        1,667,273      1,504,175

Cash                                              3,494          5,056
Accrued investment income                        28,001         24,957
Policy revenues receivable                      102,693        105,361
Amounts receivable on reinsurance ceded         155,329        209,313
Deferred policy acquisition costs,
 including valuation adjustments of $627
 and $(4,853), respectively                     144,335        112,560
Value of business acquired, including
  valuation adjustments of $1,082 and
  $(1,652), respectively                         67,659         53,864
Other assets                                     11,534          8,811
                                              ---------      ---------
     Total assets                          $  2,180,318   $  2,024,097
                                              =========      =========

LIABILITIES

Future policy benefits                     $  1,522,511   $  1,295,281
Policy claims and benefits payable              203,897        188,788
Commissions and other liabilities                64,291         99,864
Amounts due on reinsurance ceded                 16,416         20,851
Loans payable                                   125,000        140,000
                                              ---------      ---------
     Total liabilities                        1,932,115      1,744,784

SHAREHOLDERS' EQUITY

Common stock (par value $.001 per share;
 authorized 40,000,000 shares;
 issued 15,645,635 and 15,531,310 shares,
 respectively)                                       16             16
Paid in capital                                 104,123        101,582
Net unrealized appreciation of securities         2,524         49,403
Retained earnings                               185,860        158,075
Treasury stock - at cost (2,091,069
 and 1,557,969 shares, respectively)            (44,320)       (29,763)
                                              ---------      ---------
     Total shareholders' equity                 248,203        279,313
                                              ---------      ---------
     Total liabilities and
      shareholders' equity                 $  2,180,318   $  2,024,097
                                              =========      =========

                    See accompanying notes.
                                3



                     Life Re Corporation and Subsidiaries
                  Condensed Consolidated Statements of Income
                                 (Unaudited)

                                Three Months Ended           Six Months Ended
                                     June 30,                     June 30,
                                1996         1995            1996        1995
                                  (In thousands, except per share data)

REVENUES

Policy revenues               $ 104,467  $  93,977       $ 205,195   $ 186,541
Investment income                28,325     21,964          57,286      43,994
Realized investment gains           811        319          14,710         206
                                -------    -------         -------     -------
   Total revenues               133,603    116,260         277,191     230,741
                                -------    -------         -------     -------

BENEFITS AND EXPENSES

Policy claims and benefits       74,468     66,582         153,321     142,308
Commissions and allowances       26,195     23,187          49,332      42,462
Interest credited on annuity
 and interest sensitive life
 insurance contracts              7,158      3,697          14,596       7,335
Amortization of value of
 business acquired                1,321        266           2,685       1,426
Interest expense                  2,064      2,716           4,408       5,457
Other operating expenses          6,432      5,096          13,167      10,033
                                -------    -------         -------     -------
   Total benefits and expenses  117,638    101,544         237,509     209,021
                                -------    -------         -------     -------

Income before federal
 income taxes                    15,965     14,716          39,682      21,720
Provision for federal
 income taxes                     5,588      5,151           9,149       7,602
                                -------    -------         -------     -------
NET INCOME                    $  10,377  $   9,565       $  30,533   $  14,118
                                =======    =======         =======     =======

Earnings per share            $    0.74  $    0.63       $    2.17   $    0.92
                                =======    =======         =======     =======

Dividends per  share          $    0.10  $    0.07       $    0.20   $    0.14
                                =======    =======         =======     =======

                               See accompanying notes.
                                 4

                       Life Re Corporation and Subsidiaries
                  Condensed Consolidated Statements of Cash Flows
                                    (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                       1996           1995
                                                          (In thousands)
OPERATING ACTIVITIES

Net income                                           $  30,533      $  14,118
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Change in accrued investment income                  (1,768)           136
   Change in policy revenues receivable                 (3,790)         1,903
   Change in amounts receivable on reinsurance ceded    (1,738)         1,190
   Change in future policy benefits and
     policy claims and benefits payable                 17,782          8,919
   Change in amounts due on reinsurance ceded            3,734           (722)
   Deferral of policy acquisition costs                (12,778)        (7,198)
   Amortization of policy acquisition costs              5,667          7,682
   Net realized gains on investments                   (14,710)          (206)
   Depreciation and amortization                         2,862          2,016
   Provision for deferred federal income taxes           7,610          3,127
   Other                                                (6,764)        (1,833)
                                                       -------        -------
      Net cash provided by operating activities         26,640         29,132
                                                       -------        -------

INVESTING ACTIVITIES

Purchases of fixed maturities                         (242,235)       (93,036)
Sales of fixed maturities                              122,227         76,348
Maturities of fixed maturities                          40,554         15,043
Sales or redemptions of equity securities               26,300
Change in short-term investments and policy loans      (17,830)       (16,271)
Cash consideration in connection with
 acquisitions and reinsurance                           87,662
Purchases of furniture and equipment, net                 (652)          (545)
                                                       -------        -------
      Net cash provided (used) by investing activities  16,026        (18,461)
                                                       -------        -------

FINANCING ACTIVITIES

Purchases of common stock for treasury                 (14,146)       (11,375)
Proceeds from exercise of common stock options           2,322
Loan principal repayments                              (15,000)
Dividends on common stock                               (2,748)        (2,125)
Repayment of stock loan                                                     4
Changes in annuity and interest sensitive
  life insurance contractholder balances:
  Deposits                                              19,232         14,240
  Interest credited                                     14,596          7,335
  Fees and charges deducted                            (11,048)        (8,695)
  Withdrawals                                          (37,436)       (10,122)
                                                       -------        -------
      Net cash used by financing activities            (44,228)       (10,738)
                                                       -------        -------
Decrease in cash                                        (1,562)           (67)
Cash, beginning of period                                5,056          2,861
                                                       -------        -------
Cash, end of period                                  $   3,494      $   2,794
                                                       =======        =======

                           See accompanying notes.
                                     5

                          LIFE RE CORPORATION AND SUBSIDIARIES
                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                            JUNE 30, 1996

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Life Re Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for a fair presentation of financial results, have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     Primary earnings per share have been calculated based on the weighted average common shares outstanding during the periods presented including the effect of dilutive common stock options. Weighted average common and common equivalent shares were 14,053,000 and 14,087,000 for the three and six months ended June 30, 1996, respectively, and 15,164,000 and 15,339,000 for the three and six months ended June 30, 1995, respectively.

    Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

     All dollar amounts are reported in thousands unless otherwise specified.

2.  ACQUISITIONS AND REINSURANCE TRANSACTIONS

    On July 31, 1995, in a transaction accounted for as a purchase, the Company acquired 100% of the common stock of Reassure America Life Insurance Company ("REALIC"), formerly John Deere Life Insurance Company, from two wholly owned subsidiaries of Deere & Company for an adjusted purchase price of $33,335, including direct costs of the acquisition.

    The following unaudited pro forma financial information has been prepared assuming the acquisition of REALIC had occurred at the beginning of 1995 and reflects certain purchase accounting adjustments, including amortization of the value of business acquired, net of related income tax effects. The pro forma results are not necessarily indicative of the results that would have occurred had the acquisition been consummated as of the assumed date nor are they necessarily indicative of future operating results.

                                                          Six Months Ended
                                                             June 30,
                                                               1995
                                                             --------

         Revenues                                            $247,568
         Net income                                          $ 17,466
         Earnings per share                                     $1.13

(/Table)

    As of June 30, 1996, REALIC acquired, for a cash purchase price of approximately $12,000, 100% of the common stock of Modern American Life
Insurance Company ("MAL") from a subsidiary of I.C.H. Corporation in a transaction accounted for as a purchase. The fair value of assets acquired, consisting primarily of invested assets, was approximately $131,000, and the liabilities assumed, principally future policy benefits, aggregated approximately $119,000.

    As of June 30, 1996, REALIC assumed, for cash consideration of approximately $4,000, a block of insurance in force via the acquisition of a subsidiary of I.C.H. Corporation which was merged with and into REALIC. The fair value of assets acquired, consisting primarily of invested assets, was approximately $45,000, and the liabilities assumed, principally future policy benefits, aggregated approximately $41,000.

    The following unaudited pro forma financial information has been prepared assuming these two transactions had occurred at the beginning of each of the periods presented and reflects certain purchase accounting adjustments, including amortization of the value of business acquired, net of related income tax effects. The pro forma results are not necessarily indicative of the results that would have occurred had these transactions been consummated as of the assumed dates nor are they necessarily indicative of future operating results. The pro forma results reflect realized investment gains and other income of the acquired companies of $1,495 and $400 in 1996 and 1995, respectively, as well as a $4,000 litigation settlement charge in 1995.


                                                       Six Months Ended
                                                      June 30,   June 30,
                                                        1996       1995
                                                      --------   --------

         Revenues                                     $285,806   $236,846
         Net income                                   $ 32,601   $ 12,959
         Earnings per share                              $2.31       $.84


   Effective May 31, 1996, REALIC acquired a block of insurance in force under an assumption reinsurance agreement whereby it assumed liabilities for future policy benefits totaling approximately $132,000. Assets of $113,000, principally cash, were transferred to REALIC by the ceding company.

    Effective July 1, 1996, the Company purchased 20% of the common stock of Resource Financial Corporation ("RFC"), which was organized for the purpose of acquiring certain assets and operations from subsidiaries of Aon Corporation ("Aon"). RFC provides insurance product distribution and administrative and financial services for the retail automotive industry throughout the United States. The Company may in the future invest additional amounts in debt and/or equity instruments of RFC.

    Also effective July 1, 1996, the Company entered into reinsurance agreements with affiliates of Aon, which provide for the Company to reinsure credit life and credit disability insurance produced through RFC or its predecessor, a substantial portion of which is retroceded by the Company.

    In connection with the foregoing transactions, the Company entered into an agreement whereby it will pay contingent consideration for a period of five years to a subsidiary of Aon based on premiums produced through RFC subsequent to July 1, 1996.

 3. NET UNREALIZED APPRECIATION OF SECURITIES

    Net unrealized appreciation of securities is as follows:

                                                June 30,     December 31,
                                                  1996           1995
                                                --------     ------------

     Net unrealized gains on securities          $ 2,173        $ 82,510

     Deferred income tax expense on
        net unrealized gains                         761          28,879
                                                   -----          ------

      Net unrealized gains                         1,412          53,631
                                                   -----          ------

     Adjustment to deferred policy acquisition
        costs and value of business acquired
        on interest sensitive
        life insurance contracts                   1,709          (6,505)

     Deferred income tax expense (benefit) on
        adjustment                                   597          (2,277)
                                                   -----          ------

      Net adjustment                               1,112          (4,228)
                                                   -----          ------

      Net unrealized appreciation
        of securities                            $ 2,524        $ 49,403
                                                   =====          ======

4.  REALIZED INVESTMENT GAIN

    On March 18, 1996, Life Re Corporation sold its equity investment in Nacolah Holding Corporation ("Nacolah"), the parent of North American Company for Life and Health Insurance, in connection with the acquisition of Nacolah by Sammons Enterprises, Inc. The Company received proceeds of $25,057 and recorded a realized investment gain of $13,540. The realized gain triggered the utilization of tax net operating loss carryforwards available to Life Re Corporation and a corresponding reversal of the previously established deferred tax valuation allowance, resulting in a tax benefit of $4,739.

5.  SHAREHOLDERS' EQUITY AND LOANS PAYABLE

    Pursuant to the terms of a stock repurchase program approved by the Company's Board of Directors, the Company purchased 504,800 shares of its common stock for an aggregate purchase price of $13,899 during the six months ended June 30, 1996. Through June 30, 1996, 2.1 million shares out of a total authorization by the Company's Board of Directors to repurchase 3.0 million shares have been acquired for a total purchase price of $43,384.

    On March 29, 1996, the Company repaid $15,000 of the revolving loan borrowed under its bank credit agreement.

6.  CONTINGENCIES

    At December 31, 1991, the Company entered into an 80% coinsurance agreement with Liberty Life Insurance Company ("Liberty") whereby it assumed risks on a block of existing universal life insurance business. In addition, effective January 1, 1992, the Company entered into a related agreement with Liberty which provides for Liberty to cede to the Company 50% of certain universal life policies written subsequent to December 31, 1991. Effective July 1, 1995, the Company increased from 50% to 80% its coinsurance share of the existing business in force written subsequent to December 31, 1991. Together, these agreements contributed policy revenues totaling $9,664, primarily policy fees and charges, for the six months ended June 30, 1996.

    In February 1995, Liberty ceased sales of its products through its general agency distribution system, which is the system that produced the business coinsured by the Company. Generally the discontinuance of a distribution system will cause increased lapsation of policies previously produced by that system. As a result, expectations as to future gross profits may have to be reduced, resulting in increased amortization of policy acquisition costs. Actual lapsation to date has increased, but currently not in an amount sufficiently material to warrant an adjustment of current estimates of anticipated future gross profits or an adjustment of the amortization of deferred policy acquisition costs. The expected level of gross profits on this business is being closely monitored and, if appropriate, amortization of deferred policy acquisition costs will be adjusted. Such adjustments could have a material adverse effect on results of operations.

    In addition, the Company and a ceding company client are in arbitration concerning the terms of a reinsurance agreement. The Company does not believe that the outcome will have a material adverse effect on its results of operations or financial position.

RESULTS OF OPERATIONS
Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995


    Net income totaled $30.5 million for the six months ended June 30, 1996 compared to $14.1 million for the same period last year. Included in these results were realized investment gains, net of tax, of $14.2 million and $.1 million, respectively. In 1996, the Company realized a gain of $13.5 million from the sale of its investment in warrants to purchase common stock of Nacolah Holding Corporation ("Nacolah"), parent of North American Company for Life and Health Insurance (see Note 4 of "Notes to Condensed Consolidated Financial Statements"). This gain triggered the utilization of tax net operating loss carryforwards and a corresponding reversal of a previously established deferred tax valuation allowance, resulting in a tax benefit of $4.7 million.

   Income before federal income taxes and excluding realized investment gains was $25.0 million in the current six month period compared to $21.5 million in last year's comparable period. This increase is due largely to earnings from Reassure America Life Insurance Company ("REALIC"), which was acquired on July 31, 1995 (see Note 2 of "Notes to Condensed Consolidated Financial Statements").

Policy Revenues. Policy revenues increased by $18.7 million, or 10%, to $205.2 million in 1996 from $186.5 million in 1995. Of this increase, $3.6 million was attributable to REALIC. Policy fees and charges, one component of policy revenues, increased 27% to $11.0 million as a result of the REALIC acquisition. Ordinary life insurance premiums and group insurance premiums, which comprise the balance of policy revenues, increased by 8% and 11%, respectively, to $121.3 million and $72.8 million, respectively. The increases in ordinary life and group insurance premiums were due primarily to new reinsurance agreements and increased participation in existing group agreements, respectively.

Investment Income. Investment income increased by $13.3 million, or 30%, to $57.3 million in the current six month period from $44.0 million in the six month period of 1995. This increase was primarily the result of investment earnings at REALIC. The weighted average portfolio yield rate decreased to 7.94% in 1996 from 8.24% in 1995, principally due to lower yields existing at the time of the REALIC acquisition and a general decline in interest rates.

Realized Investment Gains. Realized investment gains totaled $14.7 million in the 1996 period compared to $.2 million in the 1995 period principally due to the $13.5 million Nacolah gain.

Policy Claims and Benefits. Policy claims and benefits increased by $11.0 million, or 8%, to $153.3 million from $142.3 million last year. Increases in both the ordinary and group lines were consistent with the related policy revenue growth.

Commissions and Allowances. Commissions and allowances increased by $6.9 million, or 16%, to $49.3 million from $42.5 million. This increase was largely due to a reduction in premium tax allowances of $1.4 million in the first quarter of 1995 and higher allowances in the group lines in the current period. As a percentage of policy revenues, commissions and allowances were 24.0% and 22.8% in the respective periods.

Interest Credited on Annuity and Interest Sensitive Life Insurance Contracts. Interest credited on annuity and interest sensitive life insurance contracts increased to $14.6 million from $7.3 million last year due to the acquisition of REALIC. Partially offsetting the effects of the resultant increase in contractholder balances was a modest decrease in crediting rates period to period.

Amortization of Value of Business Acquired. The amortization of value of business acquired increased to $2.7 million in 1996 from $1.4 million in 1995 due to amortization of $.4 million from REALIC and increased lapsation of related insurance in force.

Interest Expense. Interest expense on the Company's variable rate bank loans totaled $4.4 million in the current period compared to $5.5 million in last year's six month period. A portion of this decrease was due to a loan repayment of $15.0 million in the first quarter of 1996. The weighted average interest rate decreased to 6.25% from 7.37% last year.

Other Operating Expenses. Other operating expenses increased by $3.1 million, or 31%, to $13.2 million from $10.0 million last year. Of this increase, $1.4 million was attributable to REALIC. The remaining increase was due to acquisition-related employee compensation and higher staffing levels.

Federal Income Taxes. Federal income tax expense in the period totaled $9.1 million and represents an effective federal income tax rate of 23%. The expense is net of a $4.7 million tax benefit resulting from the reversal of a deferred tax valuation allowance in connection with the realized investment gain on the Nacolah transaction.
                                      12

Second Quarter of 1996 Compared to Second Quarter of 1995


Net income increased by $.8 million to $10.4 million from $9.6 million in the second quarter of 1995. Included in these results were realized investment gains, after tax, of $.5 million and $.2 million, respectively. Income before federal income taxes and excluding realized investment gains was $15.2 million in the current quarter compared to $14.4 million last year. This increase is attributable largely to REALIC, which contributed $2.2 million of earnings before taxes and investment gains. Partially offsetting the effect of REALIC were higher operating expenses.

Policy Revenues. Policy revenues increased by $10.5 million, or 11%, to $104.5 million from $94.0 million. Of this increase, $1.5 million is attributable to REALIC. Policy fees and charges increased 25% to $5.7 million as a result of the REALIC acquisition. Ordinary life insurance premiums and group insurance premiums increased by 10% and 12%, to $62.2 million and $36.6 million, respectively. The increases in ordinary life and group premiums were due primarily to new reinsurance agreements and increased participation in existing group agreements, respectively.

Investment Income. Investment income increased by $6.4 million, or 29%, to $28.3 million from $22.0 million. This increase was primarily the result of REALIC, which contributed $6.6 million, partially offset by lower investment yields. The weighted average portfolio yield rate decreased to 7.77% in the current period from 8.19% in 1995.

Realized Investment Gains. Realized investment gains totaled $.8 million in the current quarter compared to $.3 million last year.

Policy Claims and Benefits. Policy claims and benefits increased by $7.9 million, or 12%, to $74.5 million from $66.6 million. The increase in ordinary reinsurance claims and benefits was consistent with the related increase in policy revenues and reflected a return in the current quarter to expected mortality levels. Group claims and benefits showed an improvement from last year largely due to provisions for losses on commercial aviation disasters recorded in last year's second quarter.

Commissions and Allowances. Commissions and allowances increased by $3.0 million, or 13%, to $26.2 million from $23.2 million. As a percentage of policy revenues, these amounts were level period to period.

Interest Credited on Annuity and Interest Sensitive Life Insurance Contracts. Interest credited on annuity and interest sensitive life insurance contracts increased to $7.2 million from $3.7 million in the second quarter of 1995 principally due to the addition of REALIC. Interest crediting rates decreased slightly from period to period.

Amortization of Value of Business Acquired. The amortization of value of business acquired increased to $1.3 million this quarter from $.3 million last year due to increased lapsation of related insurance in force.

Interest Expense. Interest expense on the Company's variable rate bank loans totaled $2.1 million in the quarter compared to $2.7 million last year. The weighted average interest rate decreased to 6.17% from 7.29% in last year's second quarter. In March 1996, the Company repaid $15.0 million of its bank debt.

Other Operating Expenses. Other operating expenses increased by $1.3 million to $6.4 million during the second quarter of 1996. This increase is primarily attributable to REALIC and acquisition-related compensation costs.

Federal Income Taxes. Federal income tax expense in the current quarter totaled $5.6 million and represents an effective federal income tax rate of 35.0%, which is the same effective rate as in the second quarter of 1995.

RECENT TRANSACTIONS

    During the second quarter of 1996, the Company completed several transactions in which it assumed in force insurance policies (together the "Transactions") (see Note 2 of "Notes to Condensed Consolidated Financial Statements"). The Transactions increased total assets and liabilities by approximately $290 million. The assets received consisted primarily of cash and high quality investments and the liabilities assumed consisted primarily of future policy benefits.

INVESTMENTS

    Invested assets increased by $163.1 million to $1,667.3 million at June 30, 1996 from $1,504.2 million at December 31, 1995 primarily as a result of the Transactions, partially offset by a decrease in unrealized gains on fixed maturities. Higher interest rates prevailing in the general fixed maturities market at June 30, 1996 compared to those at December 31, 1995 resulted in a reduction of $80.3 million in the fair value of the portfolio.

    The Company's fixed maturity portfolio (including the fixed maturity securities which are included in assets held by ceding company under reinsurance treaty) constituted 92% of invested assets at June 30, 1996, of which $63.3 million, or 4% of invested assets, consisted of below investment grade securities. At June 30, 1996, the weighted average quality rating of the fixed maturities portfolio was "A", and no fixed maturities were in default.

LIQUIDITY AND CAPITAL RESOURCES

    Sources of liquidity are available to the Company in the form of cash and short-term investments and, if necessary, the sale of invested assets. The Company can also borrow an additional $35.0 million under its revolving credit agreement. As of June 30, 1996 and December 31, 1995, the weighted average interest rate on debt was 6.03% and 6.33%. In addition to debt servicing and dividend obligations, the Company's financial obligations consist of policy claim and benefit payments, business acquisition costs, taxes and general operating expenses. Currently, these obligations are adequately provided for by operating cash flows.

   The ability of the Company to make principal and interest payments as well as to continue to pay common stock dividends is ultimately dependent on the statutory earnings and surplus of the insurance subsidiaries. The transfer of funds from the subsidiaries to Life Re Corporation is subject to applicable insurance laws and regulations. The Nacolah transaction provided $25.1 million of funds to Life Re Corporation of which $15.0 million was used to pay down the outstanding debt. The Company also continues to buy shares of its common stock pursuant to a stock repurchase program approved by the Company's Board of Directors under which a total 3.0 million shares have been authorized for purchase. As of June 30, 1996, the Company had repurchased over 2.0 million shares for an aggregate purchase price of $43.4 million including $13.9 million in the six months ended June 30, 1996.

Part II - Other Information


ITEM 4

Submission of Matters to a Vote of Security Holders

     (a) The meeting was held on June 7, 1996 and it was the Annual Meeting of Stockholders.

     (b) The meeting involved the election of directors and the following directors were each elected to serve a three (3) year term:

          Samuel V. Filoromo
          Carolyn K. McCandless
          Douglas M. Schair

          The name of each other director whose term of office as a director continued after the meeting and, in the case of Chris C. Stroup, began after the meeting, is as follows:

          Jacques E. Dubois             Chris C. Stroup
          Rodney A. Hawes, Jr.          T. Bowring Woodbury, II
          K. Fred Skousen

     (c) Two (2) matters were voted upon at the meeting: (i) the election of directors and; (ii) the ratification of the appointment of independent auditors for the year 1996.

          (i)  Election of Directors:

               Nominee             Votes For      Votes Withheld

               Samuel V. Filoromo       12,200,923     135,025

               Carolyn K. McCandless    12,185,823     150,125

               Douglas M. Schair        12,186,123     149,825

          (ii) Ratification of Auditors:

               Votes For Votes Against  Abstentions

               12,333,353     1,590               1,005

ITEM 5

Other Information

     As of June 30, 1996, Life Re Corporation (the "Company"), through its subsidiary Reassure America Life Insurance Company ("REALIC"), completed its acquisition of all the outstanding common stock of Modern American Life Insurance Company ("Modern American") from Bankers Multiple Line Insurance Company ("Bankers") and caused Modern American to be redomesticated to the State of Illinois from the State of Missouri. Also as of June 30, 1996, Western Pioneer Life Insurance Company, previously a subsidiary of Bankers, was merged with and into REALIC.

     Effective as of July 1, 1996, the Company, through its subsidiary Life Reassurance Corporation of America, entered into reinsurance arrangements with Combined Insurance Company of America to reinsure credit life and credit disability insurance policies produced through current and former affiliates of Aon Corporation ("Aon"). In connection with the foregoing, the Company entered into a Consulting and Non-Compete Agreement with a subsidiary of Aon.

     Effective as of July 1, 1996, the Company purchased approximately twenty percent of the common stock of Resource Financial Corporation ("RFC"), a newly organized corporation formed for the purpose of acquiring certain assets and entities owned by subsidiaries of Aon, including Resource Dealer Group, Inc., a former subsidiary of Aon. The remaining stock of RFC is owned by its management. RFC specializes in providing insurance product distribution, administrative and financial services, and comprehensive training and development for the retail automotive industry throughout the United States and Canada.

     These transactions were previously reported in the Life Re Corporation Form 10-Q for the quarterly period ended March 31, 1996, as filed with the Securities and Exchange Commission on May 3, 1996. In addition, the Life Re Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 1996 included as an Exhibit the Stock Purchase Agreement, dated as of April 2, 1996, by and between Bankers Multiple Line Insurance Company and Reassure America Life Insurance Company with respect to all of the outstanding capital stock of Modern American Life Insurance Company and Western Pioneer Life Insurance Company.

ITEM 6

Exhibits and Reports on Form 8-K

     (a)  Exhibits

          2.01 Stock Purchase Agreement, dated as of April 2, 1996, by and between Bankers Multiple Line Insurance Company and Reassure America Life Insurance Company with respect to all of the outstanding capital stock of Modern American Life Insurance Company and Western Pioneer Life Insurance Company, incorporated by reference to Exhibit 2.1 of the Life Re Corporation Current Report on Form 8-K, Date of Report
               April 2, 1996, as filed with the Securities and Exchange Commission on April 17, 1996.

          2.02 Stock Purchase Agreement, dated as of June 30, 1996, between Combined Insurance Company of America and Resource Financial Corporation, and, for purposes of Section 5.9 only, Life Re Corporation.

          2.03 Subscription Agreement and Letter of Investment Intent, dated as of June 30, 1996, between Resource Financial Corporation and Life Re Corporation.

          3.01 Certificate of Incorporation of Life Re Corporation (the "Company"), dated June 1, 1988, incorporated by reference to
               Exhibit 3.1 of the Company's Registration Statement on Form S-1 (File No. 33-50556).

          3.02 Amendment to the Certificate of Incorporation of the Company, dated November 10, 1988, incorporated by reference to Exhibit 3.5 of the Company's Registration Statement on Form S-1 (File No. 33-50556).

          3.03 Amendment to the Certificate of Incorporation of the Company, dated December 9, 1988, incorporated by reference to Exhibit 3.6 of the Company's Registration Statement on Form S-1 (File No. 33-50556).

          3.04 Amendment to the Certificate of Incorporation of the Company, dated December 27, 1988, incorporated by reference to Exhibit 3.7 of the Company's Registration Statement on Form S-1 (File No. 33-50556).

          3.05 Amendment to the Certificate of Incorporation of the Company, dated October 14, 1992, incorporated by reference to Exhibit 3.07 of the Company's Form 10-K for the fiscal year ended December 31, 1992, as filed with the Securities and Exchange Commission on March 31, 1993.

          3.06 Amendment to the Certificate of Incorporation of the Company, dated October 30, 1992, incorporated by reference to Exhibit 3.08 of the Company's Form 10-K for the fiscal year ended December 31, 1992, as filed with the Securities and Exchange Commission on March 31, 1993.

          3.07 By-Laws of the Company, dated August 5, 1992, incorporated by reference to Exhibit 3.09 of the Company's Form 10-K for the year ended December 31, 1992, as filed with the Securities and Exchange Commission on March 31, 1993.

          4.01 Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (File No. 33-50556).

          10.01 Assumption Reinsurance Agreement, made as of May 31, 1996, between United Insurance Company of America and Reassure America Life Insurance Company.

          10.02 Reinsurance and Retrocession Agreement (Disability Policies), effective as of July 1, 1996, between American Combined Life Insurance Company and Life Reassurance Corporation of America.

          10.03 Reinsurance and Retrocession Agreement (Life Policies), effective as of July 1, 1996, between American Combined Life Insurance Company and Life Reassurance Corporation of America.

          10.04 Administration Agreement, effective as of July 1, 1996, by and among American Combined Life Insurance Company, Resource Financial Corporation and Life Reassurance Corporation of America.

          10.05 Consulting and Non-Compete Agreement, effective as of July 1, 1996, between Ryan Insurance Group, Inc. and Life Reassurance Corporation of America.

          10.06 Employment Agreement, effective as of June 1, 1996, between the Company and Samuel V. Filoromo.

          10.07 Employment Agreement, effective as of June 1, 1996, between the Company and Chris C. Stroup.

          10.08 Employment Agreement, effective as of June 1, 1996, between the Company and W. Weldon Wilson.

          10.09 Life Re Corporation Supplemental Executive Retirement Plan,
                Effective: January 1, 1995.

          10.10 Severance Agreement, effective as of June 1, 1996, between the Company and Tracy L. Rudolph.

          27.01 Financial Data Schedule


     (b) A Current Report on Form 8-K was filed with the Securities and Exchange Commission on April 17, 1996 regarding the proposed acquisition of Modern American Life Insurance Company and Western Pioneer Life Insurance Company by Reassure America Life Insurance Company, a subsidiary of the Company. No other reports on Form 8-K were filed during the three months ended June 30, 1996, however a Current Report on Form 8-K was filed with the Securities and Exchange Commission on July 16, 1996 regarding the completion on June 30, 1996 of the acquisition of Modern American Life Insurance Company and Western Pioneer Life Insurance Company by Reassure America Life Insurance Company and to further announce the previously disclosed transactions with Combined Insurance Company of America and Resource Financial Corporation.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Life Re Corporation




Dated:  August 13, 1996                           By:/s/Chris C. Stroup

                                                  Chris C. Stroup,
                                                  Executive Vice President
                                                  and Chief Financial Officer