Form 10-Q
period 1996-09-30
LIFE RE CORP
filed 1996-11-14
CIK 890445

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark one)
         QUARTERLY REPORT PURSUANT to SECTION 13 or 15(d) of the SECURITIES EXCHANGE ACT of 1934

       For the quarterly period ended September 30, 1996

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

Common stock outstanding ($.001 par value) as of November 13, 1996: 13,533,966 shares




                        TABLE OF CONTENTS

Item                                                         Page

                  PART I - FINANCIAL INFORMATION

 1  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
    September 30, 1996 and December 31, 1995 . . . . . . . . . 3

    Condensed Consolidated Statements
    of Income (Unaudited)
    Three and nine months ended September 30, 1996 and 1995. . 4

    Condensed Consolidated Statements
    of Cash Flows (Unaudited)
    Nine months ended September 30, 1996 and 1995. . . . . . . 5

    Notes to Condensed Consolidated Financial
    Statements September 30, 1996 (Unaudited). . . . . . . . . 6


 2  Management's Discussion and Analysis of
    Financial Condition and Results of Operations. . . . . . .11


                    PART II- OTHER INFORMATION


 5  Other Information. . . . . . . . . . . . . . . . . . . . .16


 6  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .17

Part I, Item 1.
Life Re Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
                                                      September 30,      December 31,
                                                          1996                1995
                                                               (In thousands,
                                                             except share data)

ASSETS
Fixed maturities - at fair value
    (amortized cost: $1,475,015 and $1,245,151,
    respectively)                                       $1,477,466         $1,316,908
Equity securities - at fair value
    (cost: $18,841 and $16,051, respectively)               19,335             16,613
Assets held by ceding company under reinsurance
    treaty - at fair value (amortized cost: $107,948
    and $115,767, respectively)                            109,960            125,958
Mortgage loans and real estate                              10,279
Short-term investments                                      21,625             13,285
Policy loans                                                55,817             31,411
                                                         =========          =========
    Total investments                                    1,694,482          1,504,175

Cash                                                        20,904              5,056
Accrued investment income                                   29,038             24,957
Policy revenues receivable                                  97,149            105,361
Amounts receivable on reinsurance ceded                    289,878            209,313
Deferred policy acquisition costs, including
    valuation adjustments of $358 and $(4,853),
    respectively                                           151,766            112,560
Value of business acquired, including valuation
    adjustments of $825 and $(1,652), respectively          69,208             53,864
Other assets                                                27,877              8,811
                                                         =========          =========
    Total assets                                        $2,380,302         $2,024,097

LIABILITIES
Future policy benefits                                  $1,628,434         $1,295,281
Policy claims and benefits  payable                        235,709            188,788
Commissions and other liabilities                           92,749             99,864
Amounts due on reinsurance ceded                            40,830             20,851
Loans payable                                              125,000            140,000
                                                         =========          =========
     Total liabilities                                   2,122,722          1,744,784

SHAREHOLDERS' EQUITY
Common stock (par value $.001 per share;
    authorized 40,000,000 shares; issued 15,691,435
    and 15,531,310 shares, respectively)                        16                 16
Paid in capital                                            105,040            101,582
Net unrealized appreciation of securities                    3,992             49,403
Retained earnings                                          194,957            158,075
Treasury stock - at cost (2,162,469 and 1,557,969
    shares, respectively)                                  (46,425)          (29,763)
                                                         =========          =========
    Total shareholders' equity                             257,580            279,313
                                                         =========          =========
    Total liabilities and shareholders' equity          $2,380,302         $2,024,097


                                   See accompanying notes.

Life Re Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)


                                          Three Months Ended      Nine Months Ended
                                              September 30            September 30,
                                          1996         1995         1996         1995
                                                          (In thousands,
                                                      except per share data)
REVENUES

Policy revenues                       $  123,750   $   94,232   $  328,945   $ 280,773
Investment income                         32,587       26,149       89,873      70,143
Realized investment gains                  1,009        1,535       15,719       1,741
                                         =======      =======      =======     =======
  Total revenues                         157,346      121,916      434,537     352,657

BENEFITS AND EXPENSES

Policy claims and benefits                92,307       67,897      245,628     210,205
Commissions and allowances                28,333       25,143       77,665      67,605
Interest credited to contractholder
  accounts                                 9,523        5,976       24,119      13,311
Amortization of value of business
  acquired                                 1,245        1,363        3,930       2,789
Interest expense                           2,042        2,656        6,450       8,113
Other operating expenses                   7,823        4,995       20,990      15,028
                                         =======      =======      =======     =======
  Total benefits and expenses            141,273      108,030      378,782     317,051

Income before federal income taxes        16,073       13,886       55,755      35,606
Provision for federal income taxes         5,623        4,860       14,772      12,462
                                         =======      =======      =======     =======
NET INCOME                            $   10,450   $    9,026   $   40,983      23,144
                                         =======      =======      =======     =======

Earnings per share                    $     0.76   $     0.61   $     2.94        1.53
                                         =======      =======      =======     =======

Dividends per share                   $     0.10   $     0.07   $     0.30        0.21
                                         =======      =======      =======     =======

                                 See accompanying notes.


Life Re Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)
                                                                 Nine Months Ended
                                                                    September 30,
                                                                1996        1995
                                                                   (In thousands)
OPERATING ACTIVITIES

Net income                                                   $  40,983   $  23,144


Adjustments to reconcile net income to net cash
  provided by operating activities:
    Change in accrued investment income                         (2,562)     (2,341)
    Change in policy revenues receivable                           974       7,958
    Change in future policy benefits and
      policy claims and benefits payable                        39,436      14,834
    Change in reinsurance ceded balances                         7,537       3,649
    Deferral of policy acquisition costs                       (18,878)     (8,318)
    Amortization of policy acquisition costs                     4,112      11,150
    Net realized gains on investments                          (15,719)     (1,741)
    Depreciation and amortization                                4,544       2,839
    Provision for deferred federal income taxes                  6,514       7,125
    Other                                                      (13,772)     (4,560)
                                                              ========     =======
      Net cash provided by operating activities                 53,169      53,739

INVESTING ACTIVITIES

Purchases of fixed maturities                                 (323,307)   (358,032)
Sales of fixed maturities                                      133,040     282,861
Maturities of fixed maturities                                  64,003      47,117
Purchases of equity securities                                 (15,200)
Sales or redemptions of equity securities                       26,300          30
Change in short-term investments,  policy loans
    and other investments                                       18,830      20,354
Cash consideration in connection with acquisitions
    and reinsurance                                             88,722     (30,778)
Purchases of furniture and equipment, net                         (723)       (677)
                                                              ========     =======
      Net cash used by investing activities                     (8,335)    (39,125)

FINANCING ACTIVITIES

Purchases of common stock for treasury                         (16,253)    (16,836)
Proceeds from exercise of common stock options                   3,391
Loan principal repayments                                      (15,000)
Dividends on common stock                                       (4,101)     (3,145)
Repayment of stock loan                                                          4
Short-term borrowings                                           20,000
Changes in contractholder accounts:
  Deposits                                                      33,580      23,025
  Interest credited                                             24,119      13,311
  Fees and charges deducted                                    (20,081)    (14,407)
  Withdrawals                                                  (54,641)    (16,693)
                                                              ========     =======
      Net cash used by financing activities                    (28,986)    (14,741)
Increase (decrease) in cash                                     15,848        (127)
Cash, beginning of period                                        5,056       2,861
                                                              ========     =======
Cash, end of period                                         $   20,904  $    2,734
                             See accompanying notes.

Life Re Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 1996
(Unaudited)



1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Life Re Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for a fair presentation of financial results, have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

    Primary earnings per share have been calculated based on the weighted average common shares outstanding during the periods presented including the effect of dilutive common stock options. Weighted average common and common equivalent shares were 13,826,000 and 13,931,000 for the three and nine months ended September 30, 1996, respectively, and 14,711,000 and 15,127,000 for the three and nine months ended September 30, 1995, respectively.

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

                                                         Nine Months Ended
                                                           September 30,
                                                                1995

         Revenues                                              $378,042
         Net income                                            $ 27,714
         Earnings per share                                    $   1.83

    As of June 30, 1996, REALIC acquired, for an adjusted purchase price of approximately $12,000, 100% of the common stock of Modern American Life Insurance Company ("MAL") from a subsidiary of I.C.H. Corporation in a transaction accounted for as a purchase. The fair value of assets acquired, consisting primarily of invested assets, was approximately $130,000, and the liabilities assumed, principally future policy benefits, aggregated approximately $118,000.

    As of June 30, 1996, REALIC acquired, for an adjusted purchase price of approximately $4,500, a block of insurance in force via the purchase of a subsidiary of I.C.H. Corporation which was merged with and into REALIC. The fair value of assets acquired, consisting primarily of invested assets, was approximately $45,500, and the liabilities assumed, principally future policy benefits, aggregated approximately $41,000.

    The following unaudited pro forma financial information has been prepared assuming these two transactions had occurred at the beginning of each of the periods presented and reflects certain purchase accounting adjustments, including amortization of the value of business acquired, net of related income tax effects. The pro forma results are not necessarily indicative of the results that would have occurred had these transactions been consummated as of the assumed dates nor are they necessarily indicative of future operating results. The pro forma results reflect realized investment gains and other income of the acquired companies of $1,495 and $400 in 1996 and 1995, respectively, as well as a $4,000 litigation settlement charge in 1995. Also included in 1995 are realized investment losses totaling $4,703 resulting primarily from the writedown of a common stock investment in I.C.H. Corporation, which filed for bankruptcy in October 1995.

                                                         Nine Months Ended
                                                            September 30,
                                                         1996      1995

         Revenues                                     $443,213  $357,048
         Net income                                   $ 42,575  $ 14,950
         Earnings per share                           $   3.06  $    .99

    Effective May 31, 1996, REALIC acquired a block of insurance in force under an assumption reinsurance agreement whereby it assumed liabilities for future policy benefits totaling approximately
    $127,000. Assets, net of a purchase adjustment, totaling approximately $107,000, principally cash, were transferred to REALIC by the ceding company.

    Effective July 1, 1996, the Company purchased 20% of the common stock of Resource Financial Corporation ("RFC") and in addition, on September 30, 1996, purchased $15,000 of preferred stock and $5,000 of long term debt of a wholly owned subsidiary of RFC. RFC and its subsidiary, Resource Life Insurance Company, were organized for the purpose of acquiring certain assets and operations from subsidiaries of Aon Corporation ("Aon"). RFC provides insurance product distribution and administrative and financial services for the retail automotive industry throughout the United States.

    Also effective July 1, 1996, the Company entered into reinsurance agreements with affiliates of Aon and with Resource Life Insurance Company which provide for the Company to reinsure credit life and credit disability insurance produced through RFC or its predecessor, a substantial portion of which is retroceded by the Company.

    In connection with the foregoing transactions, the Company entered into an agreement whereby it will pay contingent consideration to a subsidiary of Aon based on premiums produced by RFC for a period of five years subsequent to July 1, 1996.

    On October 31, 1996, REALIC acquired, for a purchase price of approximately $21,300, 100% of the common stock of New American Life Insurance Company from a subsidiary of General Accident plc. The acquired company was merged with and into REALIC. The business acquired consists of traditional and universal life insurance and deferred annuities.


 3. NET UNREALIZED APPRECIATION OF SECURITIES

    Net unrealized appreciation of securities is as follows:

                                                   September 30,  December 31,
                                                       1996         1995

     Net unrealized gains on securities              $ 4,957     $ 82,510

     Deferred income tax expense on
        net unrealized gains                           1,734       28,879
                                                      ======      =======

      Net unrealized gains                             3,223       53,631
                                                      ======      =======

     Adjustment to deferred policy acquisition
        costs and value of business acquired
        on interest sensitive contracts                1,183       (6,505)

     Deferred income tax expense (benefit) on
        adjustment                                       414       (2,277)
                                                      ======      =======
      Net adjustment                                     769       (4,228)
                                                      ======      =======
      Net unrealized appreciation
        of securities                                $ 3,992     $ 49,403
                                                      ======      =======

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

5. SHAREHOLDERS' EQUITY AND LOANS PAYABLE

   Pursuant to the terms of a stock repurchase program approved by the Company's Board of Directors, the Company purchased 576,200 shares of its common stock for an aggregate purchase price of $16,004 during the nine months ended September 30, 1996. Through September 30, 1996, 2.1 million shares out of a total authorization by the Company's Board of Directors to repurchase 3.0 million shares have been acquired for a total purchase price of $45,490.

   On March 29, 1996, the Company repaid $15,000 of the revolving loan borrowed under its bank credit agreement. In accordance with its bank credit agreement, the Company received a one year extension of the
   principal amortization schedule.   As a result of the extension, the
   initial principal payment is due January 1999 with a revised maturity
   date of January 5,  2003.   The bank credit agreement also provides
   for one additional one year extension. Short-term borrowings of $20,000, consisting of reverse repurchase agreements which were outstanding at September 30, 1996 (included in other liabilities), were repaid on October 4, 1996.

6. CONTINGENCIES

   At December 31, 1991, the Company entered into an 80% coinsurance agreement with Liberty Life Insurance Company ("Liberty") whereby it assumed risks on a block of existing universal life insurance business. In addition, effective January 1, 1992, the Company entered into a related agreement with Liberty which provides for Liberty to cede to the Company 50% of certain universal life policies written subsequent to December 31, 1991. Effective July 1, 1995, the Company increased from 50% to 80% its coinsurance share of the existing business in force written subsequent to December 31, 1991. Together, these agreements contributed policy revenues totaling $14,498, primarily policy fees and charges, for the nine months ended September 30, 1996.

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

   In addition, the Company and a ceding company client are in arbitration concerning the terms of a reinsurance agreement. The Company does not believe that the outcome will have a material adverse effect on results of operations or financial position.


Life Re Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



RECENT TRANSACTIONS

   During the second quarter of 1996, the Company, through its subsidiary, Reassure America Life Insurance Company ("REALIC"), completed several transactions in which it acquired in force insurance policies (together the "Transactions") (see Note 2 of "Notes to Condensed Consolidated Financial Statements"). The Transactions increased total assets and liabilities by approximately $290 million. The assets received consisted primarily of cash and high quality investments and the liabilities assumed consisted primarily of future policy benefits on traditional life insurance policies and account values on annuity and interest sensitive life insurance policies. For the quarter ended September 30, 1996, these transactions contributed policy revenues totaling $5.1 million.

   In October 1996, REALIC completed the acquisition of New American Life Insurance Company (see Note 2 of "Notes to Condensed Consolidated Financial Statements").

Results of Operations

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

   Net income totaled $41.0 million for the nine months ended September
30, 1996 compared to $23.1 million for the same period last year. Included in these results were after-tax realized investment gains of $14.9 million and $1.1 million, respectively. In March 1996, the Company realized a gain of $13.5 million from the sale of its investment in warrants to purchase common stock of Nacolah Holding Corporation ("Nacolah"), parent of North American Company for Life and Health Insurance (see Note 4 of "Notes to Condensed Consolidated Financial Statements"). This gain triggered the utilization of tax net operating loss carryforwards and a corresponding reversal of a previously established deferred tax valuation allowance, resulting in a tax benefit of $4.7 million.

   Income before federal income taxes and excluding realized investment gains was $40.0 million in the current nine month period compared to $33.9 million in last year's comparable period. This increase is due largely to earnings from REALIC which was acquired on July 31, 1995, including the Transactions.

Policy Revenues. Policy revenues increased by $48.2 million, or 17%, to $328.9 million in 1996 from $280.8 million in 1995. Of this increase, $9.3 million is attributable to REALIC. Policy fees and charges, one component of policy revenues, increased by 45% to $20.1 million, principally from annuity and interest sensitive business acquired in the Transactions. Ordinary life insurance premiums and group insurance premiums, which comprise the balance of policy revenues, each increased by 16% to $189.6 million and $119.2 million, respectively. The increase in ordinary life insurance premiums was due primarily to new reinsurance agreements, the Transactions and the effect in 1995 of a negative premium adjustment from a ceding company client. The increase in group insurance premiums was due to higher volumes from existing group agreements; group insurance premiums are not expected to continue growing at the current rate.

Investment Income. Investment income increased by $19.7 million, or 28%, to $89.9 million in the current nine month period from $70.1 million in the nine month period of 1995. This increase was primarily the result of investment earnings relating to the assets acquired in the Transactions. The weighted average portfolio yield rate decreased to 7.74% in 1996 from 8.23% in 1995, principally due to lower yields existing at the time of the REALIC acquisition and a general decline in interest rates.

Realized Investment Gains. Realized investment gains totaled $15.7 million in the 1996 period compared to $1.7 million in the 1995 period principally due to the $13.5 million Nacolah gain. The remaining gains were largely the result of calls and the maturities of certain securities previously written down.

Policy Claims and Benefits. Policy claims and benefits increased by $35.4 million, or 17%, to $245.6 million from $210.2 million last year.
Increases in both the ordinary and group lines were consistent with the related policy revenue growth.

Commissions and Allowances. Commissions and allowances increased by $10.1 million, or 15%, to $77.7 million from $67.6 million. This increase was largely due to higher revenue volumes, a reduction in premium tax allowances of $1.4 million in the first quarter of 1995 and higher allowances in the group lines in the current period. As a percentage of policy revenues, commissions and allowances were 23.6% and 24.1% in the respective periods. The lower rate in 1996 is largely attributable to primary insurance business, as the commission rate in the primary insurance business is generally lower than that in the reinsurance business.

Interest Credited on Annuity and Interest Sensitive Life Insurance Contracts. Interest credited on annuity and interest sensitive life insurance contracts increased to $24.1 million from $13.3 million last year due to the Transactions, partially offset by a modest decrease in crediting rates period to period.

Amortization of Value of Business Acquired. The amortization of value of business acquired increased by $1.1 million to $3.9 million in 1996 from $2.8 million in 1995, primarily due to the 1995 acquisition of REALIC.

Interest Expense. Interest expense on the Company's variable rate bank loans totaled $6.5 million in the current nine month period compared to $8.1 million in last year's period. This decrease was due to a loan repayment of $15.0 million in the first quarter of 1996 coupled with a decrease in the weighted average interest rate to 6.18% from 7.26% last year.

Other Operating Expenses. Other operating expenses increased by $6.0 million to $21.0 million from $15.0 million last year. REALIC contributed $2.8 million of this increase, primarily comprised of third party administration fees. The remaining increase was due to acquisition-related employee compensation and higher staffing levels as well as a reduction in incentive compensation provisions in last year's third quarter totaling $1.2 million.

Federal Income Taxes. Federal income tax expense in the period totaled $14.8 million and represents an effective federal income tax rate of 27%. The expense is net of a $4.7 million tax benefit resulting from the reversal of a deferred tax valuation allowance in connection with the realized investment gain on the Nacolah transaction.

Third Quarter of 1996 Compared to Third Quarter of 1995

Net income increased by $1.5 million to $10.5 million from $9.0 million in the third quarter of 1995. Included in these results were after-tax realized investment gains of $0.7 million and $1.0 million, respectively. Income before federal income taxes and excluding realized investment gains was $15.1 million in the current quarter compared to $12.4 million last year. This increase is attributable largely to REALIC, which contributed $2.7 million of earnings before taxes and realized investment gains compared to $1.1 million in 1995.

Policy Revenues. Policy revenues increased by $29.5 million, or 31%, to $123.8 million from $94.2 million. Of this increase, $5.7 million is attributable to REALIC. Policy fees and charges, one component of policy revenues, increased by 58% to $9.0 million as a result of the Transactions. Ordinary life insurance premiums and group insurance premiums, which comprise the balance of policy revenues, increased by 33% and 26%, respectively, to $68.3 million and $46.4 million. The increase in ordinary life insurance premiums was due primarily to new reinsurance agreements, the Transactions and a negative premium adjustment of $3.1 million recorded in last year's third quarter relating to revised premium data received from a ceding company client. The increase in group premiums was due to higher volume from existing group agreements; group insurance premiums are not expected to continue growing at the current rate.

Investment Income. Investment income increased by $6.4 million, or 25%, to $32.6 million from $26.1 million, primarily as a result of investment earnings relating to the assets acquired in the Transactions. The weighted average portfolio yield rate decreased to 7.82% in the current period from 8.20% in 1995.

Realized Investment Gains. Realized investment gains totaled $1.0 million in the current quarter compared to $1.5 million last year. In the current quarter, gains primarily resulted from calls and maturities of certain securities previously written down. Gains in the third quarter of 1995 were largely the result of a portfolio restructuring at REALIC.

Policy Claims and Benefits. Policy claims and benefits increased by $24.4 million, or 36%, to $92.3 million from $67.9 million. The ratio of claims and benefits to policy revenues also increased quarter to quarter because of changes in the mix of business due to the Transactions as well as reserves established for single premium structured settlement annuities reinsured in 1996.

Commissions and Allowances. Commissions and allowances increased by $3.2 million, or 13%, to $28.3 million from $25.1 million. As a percentage of policy revenues, these amounts were 22.9% and 26.7%, respectively. This decrease in rate was due to lower commissions on REALIC's business and higher net deferrals on ordinary reinsurance business.

Interest Credited on Annuity and Interest Sensitive Life Insurance Contracts. Interest credited on annuity and interest sensitive life insurance contracts increased to $9.5 million from $6.0 million in the third quarter of 1995 principally due to the Transactions. Interest crediting rates decreased slightly from period to period.

Amortization of Value of Business Acquired. The amortization of value of business acquired decreased to $1.2 million this quarter from $1.4 million last year. The 1996 lapsation of insurance inforce was less than that in 1995, which caused a decrease in amortization from period to period. Partially offsetting this decrease was amortization relating to the insurance in force acquired in the Transactions.

Interest Expense. Interest expense on the Company's variable rate bank loans totaled $2.0 million in the quarter compared to $2.7 million last year. The weighted average interest rate decreased to 6.02% from 7.04% in last year's third quarter. In March 1996, the Company repaid $15.0 million of its bank debt.

Other Operating Expenses. Other operating expenses increased by $2.8 million to $7.8 million in the third quarter of 1996. This increase is primarily attributable to REALIC third party administration fees and acquisition-related compensation costs, as well as a reduction in incentive compensation provisions in last year's third quarter totaling $1.2 million.

Federal Income Taxes. Federal income tax expense in the current quarter totaled $5.6 million and represents an effective federal income tax rate of 35.0%, which is the same effective rate as in the third quarter of 1995.

 INVESTMENTS

   Invested assets increased by $190.3 million, to $1,694.5 million at September 30, 1996 from $1,504.2 million at December 31, 1995, primarily as a result of the Transactions, partially offset by a decrease in unrealized gains on fixed maturities. Higher interest rates prevailing in the general fixed maturities markets at September 30, 1996 compared to those at December 31, 1995 resulted in a reduction of $77.6 million in the fair value of the portfolio.

   The Company's fixed maturity portfolio (including the fixed maturity securities which are included in assets held by ceding company under reinsurance treaty) constituted 94% of invested assets at September 30, 1996, of which $67.6 million, or 4% of invested assets, consisted of below investment grade securities. At September 30, 1996, the weighted average quality rating of the fixed maturities portfolio was "A", and no fixed maturities were in default.


LIQUIDITY AND CAPITAL RESOURCES

   Sources of liquidity are available to the Company in the form of cash and short-term investments and, if necessary, the sale of invested assets. The Company can also borrow an additional $35.0 million under its revolving credit agreement and may from time to time enter into reverse repurchase
agreements to fund short-term cash needs.   In accordance with its bank
credit agreement, the Company received a one year extension of the
principal amortization schedule.   As a result of the extension, the
initial principal payment is due January 1999 with a revised maturity date
of January 5, 2003.   The bank credit agreement also provides for one
additional one year extension. As of September 30, 1996 and December 31, 1995, the weighted average interest rate on long-term debt was 6.10% and 6.33%, respectively. In addition to debt servicing and dividend obligations, the Company's financial obligations consist of policy claim and benefit payments, business acquisition costs, taxes and general operating expenses. Currently, these obligations are adequately provided for by operating cash flows.

   The ability of the Company to make principal and interest payments as well as to continue to pay common stock dividends is ultimately dependent on the statutory earnings and surplus of the insurance subsidiaries. The transfer of funds from the subsidiaries to Life Re Corporation is subject to applicable insurance laws and regulations. The Nacolah transaction provided $25.1 million of funds to Life Re Corporation of which $15.0 million was used to pay down the outstanding debt. The Company also continues to buy shares of its common stock pursuant to a stock repurchase program approved by the Company's Board of Directors under which a total
3.0 million shares have been authorized for purchase. As of September 30, 1996, the Company had repurchased over 2.1 million shares for an aggregate purchase price of $45.5 million including $16.0 million in the nine months ended September 30, 1996.

PART II - OTHER INFORMATION


ITEM 5

OTHER INFORMATION

     On October 31, 1996, Life Re Corporation (the "Company"), through its subsidiary Reassure America Life Insurance Company ("REALIC"), completed its acquisition of all the outstanding common stock of New American Life Insurance Company ("New American") from a subsidiary of General Accident plc, Perth, Scotland. New American was merged with and into REALIC.

    In accordance with the Amended and Restated Credit Amendment dated as of November 2, 1995 among Life Re Corporation, as the Borrower, Various Financial Institutions, as the Lenders, Shawmut Bank Connecticut, N.A., Bank of America Illinois and The Bank of New York, as Co-Agents, and Bank of America National Trust and Savings Association, as Administrative Agent for the Lenders (the "Amended and Restated Credit Agreement"), the Company received a one year extension of the principal amortization schedule. As a result of the extension, the initial principal payment is due January 1999 with a revised maturity date of January 5, 2003. The Amended and Restated Credit Agreement also provides for one additional one year extension.

     The amount outstanding under the Amended and Restated Credit Agreement will be amortized on January 5 of each indicated year in accordance with the following schedule (assuming no further extensions):

     Year                Percent of Principal Amount Outstanding

     1999                12.5%
     2000                15.625%
     2001                21.875%
     2002                25.0%
     2003                25.0%

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

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

         10.01 Amendment to Employment Agreement, dated as of November11, 1996, to the Employment Agreement, effective as of June 9, 1995, between the Company and Rodney A. Hawes, Jr.

         10.02 Amendment to Employment Agreement, dated as of November 11, 1996, to the Employment Agreement, effective as of June 9, 1995, between the Company and Douglas M. Schair.

         10.03 Amendment to Employment Agreement, dated as of November 11, 1996, to the Employment Agreement, effective as of June 9, 1995, between the Company and Jacques E. Dubois.

         10.04 November 1994 Amendment to the Amended and Restated Advisory Agreement between Life Reassurance Corporation of America and Conseco Capital Management, Inc., effective as of November 1, 1994.

         10.05 May 1995 Amendment to the Amended and Restated Advisory Agreement between Life Reassurance Corporation of America and Conseco Capital Management, Inc., effective as of May 31, 1995.

         10.06 September 1996 Amendment to the Amended and Restated Advisory Agreement between Life Reassurance Corporation of America and Conseco Capital Management, Inc., effective as of September 15, 1996.

         10.07 Amendment Number One to Advisory Agreement dated December 31, 1991 between Liberty Capital Advisors, Inc. and Life Reassurance Corporation of America, effective as of July 1, 1996.

         10.08 Consent to extension of Commitment Termination Date, dated November 6, 1996, pursuant to the Amended and Restated Credit Amendment dated as of November 2, 1995 among Life Re Corporation, as the Borrower, Various Financial Institutions, as the Lenders, Shawmut Bank Connecticut, N.A., Bank of America Illinois and The Bank of New York, as Co-Agents, and Bank of America National Trust and Savings Association, as Administrative Agent for the Lenders.

         27.01 Financial Data Schedule

     (b) A Report on Form 8-K/A-1 was filed with the Securities and Exchange Commission on September 12, 1996 regarding the acquisition of Modern American Life Insurance Company and Western Pioneer Life Insurance Company and certain financial information related thereto. No other reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended September 30, 1996. A Report on Form 8-K was filed with the Securities and Exchange Commission on October 21, 1996 regarding the acquisition of New American Life Insurance Company.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Life Re Corporation




Dated: November 14, 1996                By:/s/Chris C. Stroup
                                            Executive Vice President
                                            and Chief Financial Officer