Form 10-K
period 1996-12-31
LIFE RE CORP
filed 1997-03-28
CIK 890445

FORM 10-K
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

(Mark One)
X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
     For the fiscal year ended     December 31, 1996       or
     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
     For the transition period from           to
     Commission file number   1-11340

                           LIFE RE CORPORATION
          (Exact Name of Registrant as Specified in its Charter)
   Delaware                                      01-0437851
 (State or Other Jurisdiction of                (I.R.S.Employer
 Incorporation or Organization)                dentification No.)

 969 High Ridge Road, Stamford, CT                 06905
 (Address of Principal Executive Offices)        (Zip Code)

                            (203) 321-3000
          (Registrant's Telephone Number, Including Area Code)

       Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class              Name of Each Exchange on Which Registered
Common Stock, $.001 par value          New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of March 19, 1997, the aggregate market value of Common Stock, $.001 par value held by non-affiliates was $450,192,215.

                 APPLICABLE ONLY TO CORPORATE REGISTRANTS:

As of March 19, 1997, 13,558,666 shares of Common Stock, $.001 par value were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement for the 1997 Annual Meeting which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 1996.

                        PAGE 1 of    Pages
                  EXHIBIT INDEX LOCATED AT PAGE
TABLE OF CONTENTS

Item                                                                  Page

                            PART I

 1  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
 2  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .   21
 3  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .   21
 4  Submission of Matters to a Vote of Security
    Holders. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21

                            PART II

 5  Market for Registrant's Common Equity and
    Related Stockholder Matters. . . . . . . . . . . . . . . . . . .   22
 6  Selected Financial Data. . . . . . . . . . . . . . . . . . . . .   23
 7  Management's Discussion and Analysis of Financial
    Condition and Results of Operations. . . . . . . . . . . . . . .   25
 8  Financial Statements and Supplementary Data. . . . . . . . . . .   37
 9  Changes in and Disagreements with Accountants
    on Accounting and Financial Disclosure . . . . . . . . . . . . .   68

                           PART III

10  Directors and Executive Officers of the Registrant . . . . . . .   68
11  Executive Compensation . . . . . . . . . . . . . . . . . . . . .   68
12  Security Ownership of Certain Beneficial Owners and
    Management . . . . . . . . . . . . . . . . . . . . . . . . . . .   68
13  Certain Relationships and Related Transactions . . . . . . . . .   68

                            PART IV

14  Exhibits, Financial Statement Schedules,
    and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . .   69

                            PART I

ITEM 1

Business

    Life Re Corporation ("Life Re" or the "Company"), through its principal wholly-owned subsidiary, Life Reassurance Corporation of America ("Life Reassurance"), provides reinsurance for life and health risks in the United States. Life Re's major lines of business include ordinary life reinsurance, group life reinsurance, group accident and health and special risk reinsurance, Administrative Reinsurance(service mark), and automobile credit life and disability reinsurance.

    Life Re was founded in 1988 by Rodney A. Hawes, Jr.,
Douglas M. Schair and Jacques E. Dubois for the purpose of acquiring Life Reassurance from General Reinsurance Corporation ("General Re"). Life Reassurance has specialized in providing life reinsurance since its formation in 1967. Life Re serves as a holding company for all of the common stock of TexasRe Life Insurance Company ("TexasRe"), which in turn owns all of the common stock of Life Reassurance. Life Re purchased all of the common stock of Life Reassurance from General Re in November 1988 for an adjusted purchase price of $306.3 million (the "Acquisition"). At that time, Life Re also purchased all of the common stock of TexasRe for $0.3 million.

    In July 1995, Life Reassurance acquired all of the common stock of John Deere Life Insurance Company (now known as Reassure America Life Insurance Company or "REALIC") from two subsidiaries of Deere & Company for an adjusted purchase price of $33.3 million. The acquisition of REALIC provided Life Re with (i) the licenses and ability to administer primary life insurance business and (ii) a platform for future acquisitions of insurance in force and other life insurance companies. Through REALIC's Administrative Reinsurance(service mark) line of business, Life Re is able to provide a financial benefit to its clients through block reinsurance of existing insurance in force and the ability to assist clients who wish to discontinue the administration of older non-core blocks of business. To this end, during 1996 REALIC entered into a block reinsurance agreement with United Insurance Company of America, and REALIC successfully completed the acquisition of Modern American Life Insurance Company ("Modern") and Western Pioneer Life Insurance Company ("Western") from an insurance subsidiary of I.C.H. Corporation and New American Life Insurance Company ("New American") from a subsidiary of General Accident plc. All three of the acquired companies have been merged with and into REALIC.

    TexasRe, Life Reassurance and REALIC are sometimes referred to herein collectively as the "Subsidiaries."

    In 1995, Life Re formed a Bermuda subsidiary, Life Re
International, Ltd., for the reinsurance of domestic and internationally generated life and health insurance risks. Currently, Life Re
International, Ltd. has minimal business in force.

Business Written

  General

    The business of reinsurance generally consists of reinsurers, such as Life Re, who enter into contractual arrangements (treaties) with primary insurers (ceding companies) whereby the reinsurer agrees to indemnify the ceding company for all or a portion of the risk associated with the underlying insurance policy in exchange for a reinsurance premium payable to the reinsurer. Reinsurers also may enter into retrocessional reinsurance arrangements with other reinsurers, which operate in a manner similar to the underlying reinsurance arrangement described above. Under retrocessional reinsurance arrangements, the reinsurer shifts a portion of the risk associated with the underlying insurance policy to the retrocessionaires.

    Reinsurance agreements may be written on an automatic treaty basis or facultative basis, and reinsurance may be marketed directly by the reinsurer or through reinsurance intermediaries or brokers. An automatic treaty provides for a ceding company to cede contractually agreed-upon risks on specific blocks of business to a reinsurer and binds that reinsurer without obtaining further approval from that reinsurer. Facultative reinsurance is the reinsurance of individual risks whereby a reinsurer has the opportunity to analyze and separately underwrite a risk prior to agreeing to accept the risk. In addition, both automatic treaty and facultative reinsurance may be written on either a quota share basis (a percentage of each risk in the reinsured class of risk is assumed by the reinsurer from the ceding company with premiums proportional to such assumed risk being paid to reinsurers) or an excess of loss basis (reinsurers indemnify the ceding company up to a contractually-specified amount for a portion of loss exceeding a specified loss retention amount in consideration of non-proportional premiums being paid).

    Life Re's major lines of business include ordinary life reinsurance, group life reinsurance, group accident and health and special risk reinsurance, automobile credit life and disability reinsurance, and Administrative Reinsurance(service mark). These lines of business cover the following risks: (i) mortality and morbidity, (ii) investment, (iii) lapsation, and (iv) medical expense, disability and accident. Life Re writes reinsurance predominantly on a direct basis with primary life insurance companies. Life Reassurance has a closed block of primary insurance in force consisting of single premium annuities issued prior to 1986. In addition, the Administrative Reinsurance(service mark) line of business, which focuses on administering primary life insurance in force, includes closed blocks of directly written life insurance.

    The following table sets forth selected information for the indicated periods concerning Life Re's insurance operations:

       Distribution of Policy Revenues and Insurance in Force

                                     Years Ended December 31,

                                         1996            1995             1994
                                    Amount    %     Amount    %      Amount   %
(Dollars in thousands, except in force data)

Policy revenues:
 Ordinary life
  reinsurance                     $268,902  59.6%  $243,672  63.6%  $224,998  64.1%
 Group life reinsurance             23,213   5.2     24,442   6.4     23,913   6.8
 Group accident and health
  and special risk
  reinsurance                      139,653  31.0    112,403  29.3    101,964  29.1
 Administrative
 Reinsurance(service mark)          18,013   4.0      2,714    .7
 Automobile credit life
  and disability                     1,211    .2         --   0.0         --   0.0

 Total policy revenues            $450,992 100.0%  $383,231 100.0%  $350,875 100.0%

Insurance in force
 at end of year(in
 millions and before
 reinsurance ceded):
 Ordinary life
  reinsurance                     $103,560         $ 83,668         $ 74,167
 Group life reinsurance              7,933            6,430            7,046
 Primary insurance                   4,519            1,185               --

 Total insurance
  in force                        $116,012         $ 91,283         $ 81,213

Ordinary life lapse
 ratio                                       9.4%            10.8%             9.9%

    Ordinary Life Reinsurance

      Ordinary life reinsurance is generally the reinsurance of individual term life insurance policies, whole life insurance policies, universal life insurance policies, and joint and survivor insurance policies. Life Re's ordinary life line of business includes all of these products.

     Substantially all of Life Re's policy revenues with respect to ordinary life reinsurance are written on an automatic treaty basis. Ordinary life reinsurance is written on a facultative basis only in limited circumstances, generally for primary insurers with which Life Re has automatic treaty reinsurance business. Facultative reinsurance is individually underwritten by Life Re for each policy to be reinsured, with the pricing and other terms established at the time the policy is underwritten based upon rates negotiated in advance. Most of Life Re's ordinary life reinsurance business is written on a quota share basis. Life Re generally requires ceding companies to retain at least 10% of every risk, whether the business is written on an excess or quota share basis. Life Re generally limits its own net liability on any one ordinary life risk to $1.0 million. Life Re's reinsurance agreements frequently provide for rights of recapture, which permit the ceding company to increase the amount of liability it retains on the reinsured policies after the policies have remained in force for a designated period of time (generally between ten and twenty years). Accordingly, an increase in the amount of liability retained by the ceding company will decrease both Life Re's insurance in force and premiums to be received from the reinsured policies.

     Life Re's ordinary life reinsurance agreements typically remain in force for the life of the underlying policies reinsured. Life Re is entitled to renewal policy revenues absent the death of the insured, voluntary surrender or lapse of the policy due to nonpayment of premium or the recapture by the ceding company of the risks reinsured.

     The following table sets forth Life Re's policy revenues on ordinary life reinsurance first year business and renewal business for the periods indicated:

    Distribution of First Year and Renewal Policy Revenues
                 for Ordinary Life Reinsurance

                                Years Ended December 31,
                             1996                1995              1994
                        Amount    %         Amount     %      Amount    %
                                     (Dollars in thousands)
Ordinary life
 reinsurance policy
 revenues:
 First year (1)        $ 36,217   13.5%   $ 17,736    7.3%   $ 13,248   5.9%

 Renewal                232,685   86.5     225,936   92.7     211,750  94.1

  Total ordinary life
   reinsurance policy
   revenues            $268,902  100.0%   $243,672  100.0%   $224,998 100.0%

_____________
     (1) First year policy revenues are premiums received within one year of the date of issuance of the underlying policy, whether reinsured by treaties entered into prior to or during the indicated period.

     As of December 31, 1996 Life Re reinsured ordinary life insurance business under treaties with approximately 450 ceding companies. In 1996, 45 ceding companies each accounted for at least $1.0 million of ordinary life reinsurance policy revenues and in the aggregate represented approximately 89% of Life Re's ordinary life reinsurance policy revenues. Life Re markets its ordinary life reinsurance to a broad cross section of companies, which vary in size, corporate structure and geographic location. No ordinary life ceding company accounted for more than 10% of Life Re's policy revenues in 1996.

     Life Re occasionally reinsures ordinary life insurance business on an experience rated basis, whereby the ceding company receives a refund of a portion of the profits resulting from favorable claims experience with respect to the underlying policies. Experience rating refunds amounted to $5.1 million, $4.4 million and $2.8 million for 1996, 1995 and 1994, respectively.

     Life Re reinsures, or retrocedes, portions of certain risks for which it has accepted liability. Life Re's policy is to retain up to $1.0 million of liability on any one life for ordinary life insurance. The next $10.0 million of liability in excess of $1.0 million is retroceded to a pool of ten retrocessionaires. In certain limited circumstances Life Re reinsures policies where the underlying risk exceeds $11.0 million. In such cases, Life Re retrocedes any such risk in excess of $11.0 million on a facultative basis.

     Each retrocessionaire in Life Re's current ordinary life pool reinsures a percentage of each risk that is retroceded to the pool.
Each of the domestic participants in the pool is rated "A-" or better by A.M. Best Company, Inc. ("A.M. Best"). Although the foreign retrocessionaires, which constitute 20% of the pool, are not rated by A.M. Best, each of the foreign retrocessionaires provides Life Re with an irrevocable letter of credit drawn on a U.S. bank or a U.S. branch of a foreign bank in the amount of the reserves held by such retrocessionaire for the benefit of Life Re. If a foreign retrocessionaire were to default on its payments, Life Re could collect such funds by exercising its rights under the applicable letter of credit. To date, Life Re has not experienced a material default in connection with its retrocessional arrangements nor any material difficulty in collecting claims recoverable from its retrocessionaires.

   Group Life Reinsurance

     Group life reinsurance is the reinsurance of various types of group life policies. These policies generally include employee-employer group term life (representing the majority of such business), voluntary and supplemental term life, association or affinity term life, group universal life and voluntary group universal life. Group life reinsurance generally is written on an annual basis resulting in the terms of such contracts being subject to renegotiation or cancellation each year. Life Re typically reinsures group life clients on an experience rated basis, whereby the ceding company receives a refund of a portion of the profits resulting from favorable claims experience with respect to the underlying policies. Group life reinsurance policy revenues were $23.2 million, $24.4 million and $23.9 million in 1996, 1995 and 1994, respectively. Experience rating refunds amounted to $3.1 million, $3.8 million and $2.4 million for 1996, 1995, and 1994, respectively.

     Life Re markets its group life reinsurance to a broad cross section of client entities, which vary in size, corporate structure and geographic location. No group life client accounted for more than 5% of Life Re's policy revenues in 1996.

     Life Re's group life retrocessionaire is rated "A" by A.M. Best and Life Re has not experienced any material difficulties in its recovery of group life claims. Life Re's retention limit for group life insurance business generally may be in an amount up to $350,000, with amounts in excess thereof being retroceded.

   Group Accident and Health and Special Risk Reinsurance

     Group accident and health reinsurance consists of the reinsurance of medical expense, disability and accident risks. Special risk reinsurance consists principally of accidental death coverage and catastrophic excess of loss coverage, as well as occupational accident coverage. In the substantial majority of Life Re's group accident and health reinsurance treaties, the original client is a self insured corporate health plan. Reinsurance for such self insured plans is secured in order to minimize the risk to the plan of claims well in
excess of those originally projected.   The reinsurance is usually in
the form of specific and aggregate stop loss coverage. Specific stop loss coverages provide for reimbursement of individual losses in excess of a specified per person retention. Aggregate stop loss covers accumulations of claims within the specified retention, once they exceed an agreed percentage (usually 125%) of the total original estimated claims cost. The average specified retention is generally at a level in excess of $25,000 to $100,000 per person. Group accident and health and special risk reinsurance policy revenues were $139.7 million, $112.4 million and $102.0 million in 1996, 1995 and 1994, respectively.

     Life Re generally participates in group accident and health reinsurance through reinsurance facilities, and in the case of special risk reinsurance, through pool arrangements. Such reinsurance facilities typically are formed by managing general underwriters to accept given types of risk. The managing general underwriters then market their facilities and invite reinsurers to share the risks. Usually, reinsurance facilities consist of several reinsurance companies. Other functions performed by managing general underwriters typically include underwriting of the reinsurance risk, adjustment and payment of claims, marketing and accounting.

     Reinsurance of group accident and health and special risk business generally is written on an annual basis resulting in the terms of such contracts being subject to renegotiation or cancellation each year. Many of the specific and aggregate medical facilities have a profit commission feature which is based on the profitability of the treaty.

     A substantial portion of the group accident and health and special risk business was written on an excess basis as measured by policy revenues.

     At December 31, 1996, Life Re reinsured risks under treaties with approximately 150 ceding client entities with respect to group accident and health and special risk business. In 1996, twenty-nine ceding client entities each accounted for at least $1.0 million of group accident and health or special risk policy revenues and represented, in the aggregate, approximately 89% of Life Re's group accident and health and special risk policy revenues. Life Re markets its group accident and health and special risk reinsurance to a broad cross section of client entities, which vary in size, corporate structure and geographic location. No group accident and health or special risk ceding client entity accounted for more than 5% of Life Re's policy revenues in 1996.

     On group health reinsurance, Life Re generally retains up to $300,000 for any one insured person per year. Life Re's net liability in excess of its retention up to $1.0 million is retroceded to a pool of reinsurers and the next $1.0 million of liability is retroceded to a single retrocessionaire. For one group health client, Life Re has a retrocessional arrangement with a single retrocessionaire. Life Re has not experienced any material difficulty in collecting claims recoverable from its group health retrocessionaires.

     On special risk reinsurance, Life Re generally retains up to $1.0 million on any one risk. Amounts in excess of $1.0 million are retroceded to a syndicate of reinsurers in Europe. Life Re has not experienced any difficulty in collecting claims recoverable from its special risk retrocessionaires.

   Administrative Reinsurance(service mark)

     In furtherance of REALIC's strategy of providing its clients with a financial benefit through block reinsurance of existing insurance in force and assisting those clients who wish to discontinue the administration of older non-core blocks of business, Life Re established its Administrative Reinsurance(service mark) line of business. By combining an administrative transfer with block reinsurance of insurance in force, Life Re's clients may benefit financially in two ways: by realizing the embedded value of the in force and freeing target surplus, and by reducing overhead and variable expenses associated with these older blocks.

     Administrative Reinsurance(service mark) takes at least two forms: the reinsurance of non-core existing insurance in force from life insurers, and the acquisition of life insurance companies that lack critical mass to effectively market products and efficiently administer blocks of insurance. In either case, Life Re, through REALIC, organizes the conversion of the client's block of business to the systems of its third party administrator, Cybertek Corporation ("Cybertek"), and ceases new marketing of the products reinsured. Before entering into agreements for the acquisition of either blocks of business or insurance companies, management of the Company conducts a review of each company's underwriting standards and procedures and assesses each company's claims history. Through REALIC, Life Re has completed four of these transactions since July 1995, which were the purchases of Modern, Western and New American for an aggregate purchase price of approximately $38.1 million, and the assumption of approximately 46,000 life insurance policies from United Insurance Company of America ("United"), a wholly-owned subsidiary of Unitrin, Inc. for a ceding allowance of $5.6 million These transactions added approximately $400.0 million in assets and liabilities to Life Re, consisting primarily of fixed maturities and future policy benefits, respectively.

     REALIC utilizes the services of an outside administrator, Cybertek, to provide most of the administrative services needed for the primary business. The administrative services provided by Cybertek are set forth in a seven-year agreement between Cybertek and REALIC, and include premium processing, billing, policyholder service and claims administration. The balance of REALIC's administrative services and the supervision of Cybertek are performed by employees of REALIC and Life Reassurance.

   Automobile Credit Life and Disability Reinsurance

     During 1996, the Company entered into the automobile credit life and disability reinsurance line of business. In July 1996, Life Re entered into certain transactions with Resource Financial Corporation ("Resource"), which was formerly Ryan Dealer Group and a subsidiary of Aon Corporation ("Aon"). Ryan Dealer Group had over thirty years experience in marketing and issuing, through its affiliates, credit life and disability insurance products in connection with the sale of automobiles. Ryan Dealer Group was purchased from Aon by its management employees and renamed Resource. Resource also purchased from Aon a life insurance carrier, American Combined Life Insurance Company, which was renamed Resource Life Insurance Company ("Resource Life").

     Life Re's transactions with Resource included (i) the purchase of 5.9% of the voting and 32.7% of the non-voting stock of Resource, (ii) the investment of $15.0 million in the preferred stock of, and a $5.0 million loan to, an intermediate holding company of Resource Life, and
(iii) reinsurance arrangements between Resource Life and Life Reassurance. The funds invested and loaned to the intermediate holding company have been contributed to and are now retained by Resource Life as capital and surplus.

     Much of the business produced by Resource Life originates from automobile dealerships that own reinsurance companies. These reinsurance companies are referred to as Dealer Owned Reinsurance Companies (each, a "DRC"). Generally, business sold at a dealership will be reinsured to that dealer's DRC on a written basis for credit life insurance and on an earned basis for credit disability insurance. Resource Life entered into reinsurance arrangements with Life
Reassurance under which a substantial majority of the credit life and disability risks are reinsured to Life Reassurance which then retrocedes such risks to the DRCs.

     Life Reassurance also has entered into reinsurance agreements with affiliates of Aon, and in connection with such reinsurance arrangements and the arrangements with Resource Life, Life Reassurance agreed to pay contingent consideration to a subsidiary of Aon based on premiums produced by Resource for a period of five years subsequent to July 1, 1996.

Underwriting

     Senior management has developed underwriting guidelines, policies and procedures with the objective of controlling the quality and pricing of business written. Life Re's underwriting process emphasizes close collaboration among its underwriting, actuarial, administration and claims departments.

     Life Re determines whether to write reinsurance business by considering many factors, including the type of risks to be covered, ceding company retention and binding authority, product and pricing assumptions and the ceding company's underwriting standards, financial strength and distribution systems. Life Re generally does not assume 100% of a risk and requires the ceding company to retain at least 10% of every reinsured risk. Life Re will assume a substantial portion of the risk in connection with Administrative Reinsurance(service mark).

     Life Re regularly updates its underwriting policies, procedures and standards to take into account changing industry conditions, market developments and changes in medical technology. Life Re endeavors to ensure that the underwriting standards and procedures of its ceding client entities are compatible with those of Life Re. Toward this end, Life Re conducts periodic reviews of the ceding clients' underwriting and claims procedures. Life Re maintains its underwriting manual, which is distributed for use by its ceding clients, to reflect current medical technology and Life Re's underwriting standards. In addition, with respect to a portion of Life Re's group reinsurance business, certain underwriting functions are performed on Life Re's behalf by managing general underwriters according to underwriting guidelines reviewed by Life Re.

Marketing

     Life Re has developed its business on the basis of direct marketing relationships established over many years through responsive service. Life Re's senior management is directly involved in all aspects of Life Re's marketing efforts, including the formulation, execution and evaluation of marketing strategies, the identification of marketing opportunities and the maintenance of relationships with senior executives at client companies. Life Re seeks to evaluate each client's specific reinsurance needs, tailor reinsurance programs to meet those needs and be responsive in processing claims. Life Re believes this strategy will enable it to achieve its objective of favorably competing on the basis of service as well as price.

     In January 1996, Life Re announced the creation of the Office of Life Marketing. The Office of Life Marketing is responsible for direct marketing of life reinsurance products and group reinsurance products. These group reinsurance products include group life, major medical, and catastrophic excess of loss business, all of which are marketed on a direct basis. The Office of Life Marketing consists of executives having expertise in various disciplines within the insurance industry. These disciplines include actuarial, legal, marketing and underwriting. The Office of Life Marketing is designed to provide excellent service to Life Re's clients by working with clients to identify and address their specific needs.

     During 1996, substantially all policy revenues with respect to ordinary life and group life reinsurance business were written directly while approximately 11% of group accident and health and special risk reinsurance was written directly. The remaining 89% of group accident and health and special risk reinsurance was placed through reinsurance intermediaries, and of that amount, 27% was placed by a single intermediary, D.W. Van Dyke and Company of Connecticut, Inc. Intermediaries solicit, negotiate or place reinsurance cessions or retrocessions on behalf of a ceding insurer, reinsurer or a reinsurance facility. Intermediaries do not have the authority to bind Life Re with respect to reinsurance agreements, and Life Re does not commit in advance to accept any portion of the business that intermediaries submit.

Claims Administration

     Life Re's claims department (i) reviews and verifies reinsurance claims, (ii) obtains information necessary to evaluate claims,
(iii) determines Life Re's liability with respect to claims and
(iv) arranges for timely claim payments. Claims are subjected to a thorough review process to ensure that the risk was properly ceded, the claim complies with the contract provisions and the ceding company is current in the payment of reinsurance policy premiums to Life Re. Ordinary life and group life claims generally are reputed on an individual basis by the ceding entity. The ceding entity will provide the Company with proofs of loss, which the Company then reviews for compliance with treaty terms.

     Ordinary life claims under policies reinsured on a facultative basis and underwritten within the five previous years and ordinary life claims under policies reinsured under automatic treaties and underwritten within the two previous years generally are reviewed by the underwriting department. The claims department also investigates claims generally for evidence of misrepresentation in the policy application and approval process. In addition to reviewing and paying claims, the claims department monitors both specific claims and overall claims handling procedures of ceding companies.

     Group accident and health claims generally are reported to the Company by the ceding entity on an aggregate basis. The ceding entity will provide the Company with a listing of the claims paid by the ceding entity, which the Company then reviews for compliance with treaty terms.

     Cybertek provides claims administration for the Company's Administrative Reinsurance(service mark). Cybertek reviews and processes all claims information and provides for the payment of claims. The Company reviews and must approve prior to payment all claims received by Cybertek which involve a death benefit in excess of $100,000 or in which the insured died within two years of policy issuance.

Policy Benefit Liabilities

     Policy benefit liabilities comprise the majority of the Company's financial obligations. Policy benefit liabilities for other than annuities and interest sensitive life insurance products reflected in Life Re's consolidated financial statements included herein are based upon Life Re's best estimates of mortality, persistency and investment income, with appropriate provision for adverse deviation and the use of the net level premium method. The liabilities for policy benefits established by Life Re with respect to individual risks or classes of business may be greater or less than those established by ceding companies due to the use of different mortality and other assumptions. Policy benefit liabilities for annuities and interest sensitive life insurance products are reported at the accumulated fund balance of such contracts. Policy benefit liabilities include both mortality and morbidity claims in the process of settlement and claims that have been incurred but not yet reported. Actual experience in a particular period may be worse than assumed experience and, consequently, may adversely affect Life Re's operating results for such period. See Notes 2 and 6 of "Notes to Consolidated Financial Statements" for certain additional information regarding reserve assumptions under generally accepted accounting principles ("GAAP").

Investments

     All investments made by Life Re are governed by the general requirements and guidelines established and approved by the Boards of Directors of Life Re and the Subsidiaries and by qualitative and quantitative limits prescribed by Connecticut, Illinois and Texas insurance laws and regulations. Life Re's investment policy is designed to maintain a high quality portfolio, maximize current income, maintain a high degree of liquidity, and attempt to match the cash flows of the portfolio to the required cash flows of Life Re's liabilities.

     At December 31, 1996, Life Re's invested assets had an aggregate fair value of $1,833.2 million, of which 94% were fixed maturities with a weighted average investment quality rating of "A." At December 31, 1996, the weighted average duration of invested assets was 6.3 years.
In the event the duration of invested assets were to materially differ from the duration of liabilities and if significant rapid increases or decreases in market interest rates were to occur, Life Re could be required to sell assets at a loss or incur liabilities with respect to policies in excess of investment income. Such consequences could have a material adverse effect on Life Re's capital resources and financial condition. Although no assurances as to future performance can be given, Life Re has not experienced any material differences in cash flows relating to its assets and liabilities.

     Life Re's investment securities are managed by two professional investment advisors, Conseco Capital Management, Inc. ("CCM") and Liberty Capital Advisors, Inc. ("LCA"), each of which manages a segment of the portfolio. Certain equity and short-term investments aggregating approximately $44.4 million at fair value are managed directly by Life Re. CCM is the primary investment advisor for Life Re, managing 81% of its invested assets (approximately $1,480.0 million at fair value as of December 31, 1996). LCA acts as an investment advisor for the portion of Life Re's invested assets relating to the reinsured universal life insurance policies of an affiliate of LCA (approximately $244.0 million at fair value as of December 31, 1996). The LCA-managed assets are held in separate custody accounts and are managed to achieve a desired spread between investment earnings and interest credited on the underlying universal life policies. The agreements with CCM and LCA may be terminated by either party at the end of each calendar year upon sixty days' notice. The performance of CCM and LCA and the fees associated with the arrangements are periodically reviewed by the Boards of Directors of Life Re and the Subsidiaries.

     The following table summarizes certain of Life Re's investment results for the years indicated:

                      Investment Results

                                              Years ended December 31,
                                           1996         1995      1994
                                               (Dollars in thousands)

Total invested assets (1)              $1,833,242    $1,504,175   $998,518
Investment income, net of
  related expenses                     $  124,340    $   98,616   $ 82,438
Effective yield rate (2)                     7.77%         8.16%      8.15%
Realized investment gains              $   17,210    $    3,702   $     89

__________________
     (1)  Fair value at end of the indicated year.
     (2) The effective yield rate equals (i) net pre-tax investment income divided by (ii) the average of total adjusted invested assets (fixed maturities at amortized cost) at the end of each calendar quarter included in the indicated period.

     Life Re's invested assets consist primarily of fixed maturities and equity securities, with the majority being fixed maturities. The
Company's fixed maturities are invested primarily in U.S. government obligations, foreign government obligations, public utilities obligations, corporate fixed maturities, and mortgage-backed securities. Equity securities are primarily nonredeemable preferred stock.

     Mortgage-backed securities represented approximately 21% of total invested assets as of December 31, 1996. Investors in these securities are compensated primarily for reinvestment risk rather than credit quality risk. Investments in mortgage-backed securities include collateralized mortgage obligations ("CMOs") and mortgage-backed pass-through securities. Mortgage-backed securities generally are collateralized by mortgages issued by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), all of which are agencies of the U.S. government. Of these, only GNMA mortgages are backed by the full faith and credit of the U.S. government. Credit risk generally is not a consideration when investing in agency mortgage-backed securities. Life Re's mortgage-backed securities portfolio had a weighted average investment quality rating of AAA at December 31, 1996.

     At December 31, 1996 approximately 36% of Life Re's mortgage-backed investment portfolio consists of planned amortization class ("PAC") and target amortization class ("TAC") instruments. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches ("support classes") of the CMO.

     In addition to the fixed maturities and equity securities, approximately 3% of the Company's invested assets consisted of policy loans at December 31, 1996. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The policy loan interest rates charged are determined by the provisions of the treaties in force and the underlying policies.

Competition

     Life Re operates in a highly competitive environment. Reinsurers compete based upon many factors, including financial strength, A.M. Best rating, pricing and other terms and conditions of reinsurance agreements, reputation, service and experience in the lines of business underwritten. Life Re believes that there are over 30 companies with significant competitive positions within the ordinary life, group life, group accident and health and special risk reinsurance markets within the United States. Life Re believes that within this market it is among the five largest of those companies, based on reinsurance in force.

     In connection with Administrative Reinsurance(service mark), the nature of the competition faced by Life Re depends on the company targeted for acquisition or the block of business to be reinsured. Based on results achieved thus far, Life Re believes that it is competitively positioned to achieve its objectives for growth in this area.

A.M. Best Rating

     Life Reassurance has been rated "A+" (Superior) by A.M. Best every year since 1981. A.M. Best's ratings for insurance companies currently range from "A++" to "F", and some companies are not rated. Publications of A.M. Best indicate that "A++" and "A+" ratings are assigned to those companies which in A.M. Best's opinion have achieved superior overall performance when compared to the norms of the life insurance industry and generally have demonstrated a strong ability to meet their policyholder and other contractual obligations. Life Reassurance's A.M. Best "Financial Size Category" is Class VIII, which encompasses companies with adjusted policyholders' surplus of $100.0 million to $250.0 million.

     REALIC is currently rated "A" (Excellent) by A.M. Best, the rating that was given to REALIC prior to its acquisition by Life Reassurance. Publications of A.M. Best indicate that "A" and "A-" ratings are assigned to those companies which in A.M. Best's opinion have a strong ability to meet their obligations to policyholders over a long period of time. During 1996, REALIC's A.M. Best "Financial Size Category" was Class VI, which encompasses companies with adjusted policyholders' surplus of $25.0 million to $50.0 million. At December 31, 1996, REALIC's adjusted policyholder surplus was approximately $39.0 million.

     In evaluating a company's financial and operating performance, A.M. Best reviews such company's profitability, leverage and liquidity as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its policy reserves and the experience and competency of its management. A.M. Best's ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors.

Employees

     As of December 31, 1996, Life Re had 123 employees. None of these employees is represented by a labor union. Life Re believes that its relationship with its employees is generally satisfactory.

Regulation

     Life Re and the Subsidiaries are subject to the insurance laws and regulations of Connecticut, Illinois and Texas, the domiciliary states of the Subsidiaries, and the laws and regulations of the other states in which the Subsidiaries are licensed to do business. At present, Life Reassurance is licensed to conduct business or is an authorized reinsurer in all 50 states, the District of Columbia and Puerto Rico, and REALIC is licensed to conduct business in all such locations except for New Hampshire, New York, the District of Columbia and Puerto Rico. The insurance laws and regulations, as well as the level of supervisory authority that may be exercised by the various state insurance departments vary by jurisdiction, but generally grant broad powers to supervisory agencies or state regulators to examine and supervise insurance companies and insurance holding companies with respect to every significant aspect of the conduct of the insurance business. These laws and regulations generally require insurance companies to meet certain solvency standards and asset tests, to maintain minimum standards of business conduct and to file certain reports with regulatory authorities, including information concerning their capital structure, ownership and financial condition. The Subsidiaries generally are required to file annual and quarterly statutory financial statements in each jurisdiction in which they are licensed. Additionally, the Subsidiaries are subject to periodic examination by the insurance departments of the jurisdictions in which each is licensed, authorized and accredited. The Connecticut Insurance Department and the Texas Department of Insurance completed their most recent respective examinations of Life Reassurance and TexasRe for the years ended December 31, 1987 through December 31, 1992, and the Texas Department of Insurance is in the process of completing its
examination of TexasRe for years through December 31, 1995.   The
Illinois Department of Insurance completed its most recent examination of REALIC for years through December 31, 1991 and is in the process of completing an examination of REALIC for subsequent years through December 31, 1995. The results of each of the completed examinations contained no findings which would have a material adverse effect on the operations of any of the Subsidiaries. Although the rates and policy terms of primary insurance agreements are regulated by state insurance departments, the rates, policy terms and conditions of reinsurance agreements generally are not subject to regulation by any regulatory authority.

     Restrictions on Dividends and Distributions. The principal sources of cash for Life Re to make payments of principal, interest and dividends are payments under two surplus notes issued by TexasRe to Life Re in connection with the Acquisition (the "Surplus Debentures") and dividends paid by TexasRe. TexasRe's principal sources of funds are dividends from Life Reassurance and distributions by Life Reassurance under a tax allocation agreement among Life Re, TexasRe and Life Reassurance (the "Tax Allocation Agreement"), a portion of which distributions are used to
pay TexasRe's income taxes.   Under current Connecticut, Illinois and
Texas laws, any proposed payment of a dividend or distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory capital and surplus as of the preceding December 31 or (ii) statutory net gain from operations for the preceding calendar year, is designated an "extraordinary dividend" and may not be paid until either it has been approved, or a 30-day waiting period shall have passed during which it has not been disapproved, by the Insurance Commissioner of the State of Connecticut (the "Connecticut Insurance Commissioner"), the Director of Insurance of the State of Illinois (the "Illinois Director of Insurance") or the Commissioner of Insurance of the State of Texas (the "Texas Insurance Commissioner"), as the case may be. In addition, Connecticut law provides that an insurance company may not pay dividends in an amount exceeding its earned surplus without prior regulatory approval. Life Reassurance has received approval from the Connecticut Department of Insurance to define its earned surplus for this purpose to include amounts of paid in surplus in excess of $125.0 million, and as of December 31, 1996, such earned surplus was $43.9 million. Currently, no prior approval of the Texas Department of Insurance is required to pay scheduled principal or interest on the Surplus Debentures provided that, after giving effect to any such payment, the statutory surplus of TexasRe exceeds $125.0 million. Life Reassurance paid $14.9 million of dividends in 1996, although the maximum amount of dividends Life Reassurance could have paid in 1996 without the prior approval of the Connecticut Insurance Commissioner was $34.8 million. Life Reassurance paid the maximum amount of dividends permitted without the prior approval of the Connecticut Insurance Commissioner of $30.9 million and $13.5 million in 1995 and 1994, respectively. TexasRe had the capacity to pay dividends of $27.1 million, $28.2 million and $15.4 million in 1996, 1995 and 1994, respectively, without the prior approval of the Texas Insurance Commissioner. TexasRe paid dividends aggregating $12.1 million and $15.0 million in 1996 and 1995, respectively. No dividends were paid by TexasRe in 1994. REALIC has not paid any dividends subsequent to its acquisition by Life Reassurance in July 1995. The maximum amount of dividends REALIC may pay to Life Reassurance in 1997 without the prior approval of the Illinois Commissioner is $8.1 million.

     The Connecticut, Illinois and Texas insurance laws require that the statutory surplus of Life Reassurance, REALIC and TexasRe, as the case may be, following any dividend or distribution, be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs. The Insurance Commissioner of any such state may bring an action to enjoin or rescind the payment of a dividend or distribution that would cause statutory surplus to be unreasonable or inadequate under this standard.

     In the event of a default on Life Re's debt or the bankruptcy, liquidation or other reorganization of Life Re, the creditors and stockholders of Life Re will have no right to proceed against the assets of Life Reassurance, REALIC or TexasRe. If Life Reassurance, REALIC or TexasRe were to be liquidated, such liquidation would be conducted by the Connecticut, Illinois or Texas Insurance Commissioner, as the case may be, as the receiver with respect to such insurance company's property and business. Under the Connecticut, Illinois and Texas insurance laws, all creditors of such insurance companies, including, without limitation, holders of its reinsurance agreements and the various state guaranty associations, would be entitled to payment in full from such assets before Life Re, as a stockholder, would be entitled to receive any distribution therefrom.

     NAIC Regulatory Changes. The NAIC and insurance regulators are in the process of reexamining existing laws and regulations and their application to insurance companies. In particular, this reexamination has focused on insurance company investment and solvency issues and, in some instances, has resulted in new interpretations of existing law, the development of new laws and the implementation of nonstatutory guidelines. The NAIC has formed committees and appointed advisory groups to study and formulate regulatory proposals on diverse issues. As part of this review, the NAIC recently adopted the Valuation of Life Insurance Policies Model Regulation (the "Model Regulation").

     If adopted in its current form, the Model Regulation will have the greatest impact on level term life insurance products with current premiums guaranteed for more than five years. Companies with these products generally will have to increase reserves above the current levels or limit the period of guaranteed premiums to five years. The Model Regulation also will impact the reserve requirements for other increasing premium products, deficiency reserves and certain benefit guarantees in universal life products. The Model Regulation will not impact the financial statements of Life Re prepared in accordance with GAAP; however, as a statutory accounting principle, the Model Regulation may impact the statutory financial statements of the Subsidiaries.

     Codification. In addition to the above regulatory changes being reexamined and considered by the NAIC, the NAIC is in the process of codifying statutory accounting principles. The purpose of such codification is to establish a uniform set of accounting rules and regulations for use by insurance companies in financial report preparation in connection with financial reporting to regulatory authorities. The Company is unable to determine what impact, if any, this codification will have on its Subsidiaries' statutory surplus requirements.

     Assessments Against Insurers. Under insolvency or guaranty laws in most states in which Life Re operates, insurers can be assessed for policyholder losses incurred by insolvent insurance companies. At present, most insolvency or guaranty laws provide for assessments based upon the amount of primary insurance, rather than reinsurance, underwritten in a given jurisdiction. Primary insurance written by REALIC is subject to such laws. REALIC incurred an immaterial amount of guaranty fund assessments in 1996. To date, Life Re has paid only a de minimis amount of assessments with respect to insurer insolvency proceedings.

     Insurance Holding Company Regulations. Life Re and the Subsidiaries are subject to regulation under the insurance and insurance holding company statutes of Connecticut, Illinois and Texas. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require insurance and reinsurance subsidiaries of insurance holding companies to register with the applicable state regulatory authorities and to file with those authorities certain reports describing, among other information, their capital structure, ownership, financial condition, certain intercompany transactions and general business operations. The insurance holding company statutes also require prior regulatory agency approval or, in certain circumstances, prior notice of certain material intercompany transfers of assets as well as certain transactions between insurance companies, their parent companies and affiliates.

     Under the Connecticut, Illinois and Texas insurance laws, unless
(i) certain filings are made with the Connecticut Insurance Department, the Illinois Department of Insurance or the Texas Department of Insurance, as the case may be, (ii) certain requirements are met, including, in the case of Texas, a public hearing and/or (iii) approval or exemption is granted by the applicable insurance commissioner, no person may acquire any voting security or security convertible into a voting security of an insurance holding company, such as Life Re, which controls a Connecticut insurance company or an Illinois insurance company or a Texas insurance company, or merge with such a holding company, if as a result of such transaction such person would "control" the insurance holding company. "Control" is presumed to exist in Connecticut, Illinois and Texas if a person directly or indirectly owns or controls 10% or more of the voting securities of another person.

     Federal Regulation. Although the federal government generally does not directly regulate the insurance or reinsurance industries, federal legislation, financial services regulation and federal taxation can significantly affect the insurance business. In recent years, increased scrutiny has been placed upon the insurance regulatory framework and legislation has been introduced in Congress which could result in the federal government assuming some role in the regulation of the insurance industry.

     It is not possible to predict the future impact of changing state and federal regulation on the operations of the Subsidiaries or Life Re, and there can be no assurance that existing insurance related laws and regulations will not become more restrictive in the future or that laws and regulations enacted in the future will not be more restrictive.

Tax Matters

     Under applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), a life insurance company is not permitted to file a consolidated federal income tax return with a company that is not a life insurance company until such life insurance company has been a member of the "affiliated group" (as such term is defined for federal income tax purposes) for five taxable years. REALIC will file a separate company income tax return for 1996. Although TexasRe and Life Reassurance (together, the "Life Tax Group") as life insurance companies, could and did file a consolidated federal income tax return, prior to 1994 they could not file a consolidated federal income tax return with Life Re. As a result, to the extent Life Re generated taxable losses, such losses could not be used to offset the taxable income reported on the consolidated federal income tax return of the Life Tax Group.
Life Re began filing consolidated federal income tax returns with the Life Tax Group commencing with its 1994 federal income tax return. Only losses generated by Life Re during consolidated years can be used to offset taxable income of the Life Tax Group reported on the consolidated federal income tax return and those losses can only be so used to a limited extent (generally, the lesser of 35% of such losses or 35% of the taxable income of the Life Tax Group).

     Pursuant to the Tax Allocation Agreement, the members of the Life Tax Group are required to pay to Life Re an amount of tax measured by the total amount that would have been due and payable by the Life Tax Group to the taxing authorities had the Life Tax Group filed a life insurance company consolidated federal income tax return. That amount is required to be paid even if Life Re is, due to its own tax status apart from the Life Tax Group, in a net tax loss or nontaxable position. In the event that the Life Tax Group incurs tax losses, credits or other benefits (including tax loss or credit carryforwards) that reduce the tax liability of the consolidated group consisting of the Life Tax Group and Life Re, Life Re is required to pay to the Life Tax Group the amount of such reduction.

ITEM 2

Properties

     Life Re's principal operations are conducted from approximately 51,000 square feet of leased office space located at 969 High Ridge Road, Stamford, Connecticut 06905. The lease with respect to such space expires on September 30, 2004. The rental expense paid by Life Re under the lease during 1996 was $.9 million.

ITEM 3

Legal Proceedings

     Life Re is not a party to any material pending litigation or arbitration.

ITEM 4

Submission of Matters to a Vote of Security Holders

     During the fourth quarter of 1996, no matters were submitted to the security holders of Life Re for a vote.



                            PART II

ITEM 5

Market for Registrant's Common Equity and Related Stockholder Matters

MARKET INFORMATION

The common stock of Life Re has been listed for trading on the New York Stock Exchange (the "NYSE") since October 28, 1992, the date of Life Re's initial public offering, under the symbol LRE. Based upon information reported in the Bloomberg consolidated transaction reporting system, the high and low sales prices for each quarterly period from January 1, 1995 to December 31, 1996 were:

Period                                          High         Low

_________________________________________________________________________

January 1, 1995 - March 31, 1995. . . . .       20           17-3/8
April 1, 1995 - June 30, 1995 . . . . . .       19-5/8       16-1/2
July 1, 1995 - September 30, 1995 . . . .       21-7/8       17-3/8
October 1, 1995 - December 31, 1995 . . .       25           20-1/4
January 1, 1996 - March 31, 1996  . . . .       27-3/8       22-1/2
April 1, 1996 - June 30, 1996 . . . . . .       31           27-1/2
July 1, 1996 - September 30, 1996 . . . .       36           26-5/8
October 1, 1996 - December 31, 1996 . . .       38-5/8       33-3/4
__________________________________________________________________________

As of March 5, 1997, there were approximately 3,400 holders of the outstanding shares of common stock, including individual participants in securities position listings.

DIVIDENDS

Dividends of $0.07 per share and $0.10 per share were declared in each calendar quarter of 1995 and 1996, respectively. On February 10, 1997, Life Re's Board of Directors declared a dividend of $0.13 per share to be paid on March 26, 1997.

The declaration and payment of future dividends to holders of its common stock by Life Re will be at the discretion of the Board of Directors and will depend upon Life Re's earnings and financial condition, capital requirements of its subsidiaries, regulatory considerations and other factors the Board of Directors deems relevant. (See "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 9 of "Notes to Consolidated Financial Statements" included elsewhere herein.) Life Re's general policy is to retain most of its earnings to finance the growth and development of its business.

ITEM 6

SELECTED FINANCIAL DATA

The following table sets forth selected financial data and other operating information. The selected financial data have been derived from the consolidated financial statements of Life Re Corporation and Subsidiaries ("Life Re" or the "Company") and should be read in conjunction with the consolidated financial statements and accompanying notes of Life Re and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                         Years Ended December 31,

                                  1996      1995      1994      1993      1992

                                      (In millions, except per share data)

INCOME STATEMENT DATA

Policy revenues                 $  451.0  $  383.2  $  350.9  $  289.0  $ 250.9
Investment income                  124.3      98.6      82.4      73.5     72.6
Realized investment gains           17.2       3.7        .1      21.0     27.1
Equity in earnings of investee        --        --        --        --      4.3
Total revenues                  $  592.5  $  485.5  $  433.4  $  383.5  $ 354.9

Policy benefits                 $  332.5  $  281.5  $  245.8  $  208.7  $ 171.5
Policy acquisition costs           111.9      95.7      88.7      71.1     65.5
Interest expense                     8.4      10.7       9.1       9.9     18.9
Income before federal income
 taxes                              76.1      54.8      52.8      60.6     68.6
Extraordinary charge (1)              --       1.0        --        --      8.6
Net income                          54.2      34.6      34.3      39.2     36.4
Preferred stock
 dividends                            --        --        --        --      5.7
Earnings applicable to
 common shareholders                54.2      34.6      34.3      39.2     30.7
Earnings per common share           3.89      2.32      2.21      2.50     2.69
Dividends per common share      $    .40  $    .28  $    .24  $    .20       --
Weighted average common and
 common equivalent shares           13.9      14.9      15.5      15.7     11.4

BALANCE SHEET DATA

Invested assets                 $1,833.2  $1,504.2  $  998.5  $  944.6 $  845.2
Total assets                     2,519.3   2,024.1   1,442.3   1,339.7  1,167.2
Total debt (1)                     125.0     140.0     140.0     150.0    165.0
Common shareholders'
 equity (1)                        290.1     279.3     194.9     230.7    170.8
Total debt to total
 capitalization                       30%       33%       42%       39%      49%

STATUTORY DATA

Capital and surplus (2)         $  209.3  $  208.2  $  193.8  $  187.4  $ 214.1
Ratio of capital and
 surplus to insurance
 liabilities (2)(3)                   12%       15%       20%       24%      31%
Life insurance in force (3)      116,012    91,283    81,213    79,652   74,408

__________________

     (1) In November 1992, Life Re completed an offering of 10.6 million shares of its common stock (the "Offering") with net proceeds to Life Re totaling $100.6 million. At such time Life Re incurred new debt of $165.0 million under a credit agreement (the "1992 Credit Agreement") with a syndicate of banks. Life Re used the net proceeds of the Offering and the borrowings under the 1992 Credit Agreement to redeem all outstanding preferred stock and prepay all existing debt. Costs related to the prepayment were accounted for as an extraordinary charge. Effective November 2, 1995, Life Re amended and restated the 1992 Credit Agreement (the "1995 Credit Agreement"), resulting in the writeoff of related unamortized loan costs which was accounted for as an extraordinary charge.

     (2) Amounts have been derived from the Annual Statements of Life Reassurance Corporation of America ("LRCA") and Reassure America Life Insurance Company ("REALIC"), as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices. For purposes of this presentation, capital and surplus is defined as statutory capital and surplus of LRCA only, as its capital and surplus materially reflects that of the combined insurance subsidiaries plus the Asset Valuation Reserve ("AVR") and the Interest Maintenance Reserve ("IMR") of LRCA and REALIC.

     (3) Liabilities and life insurance in force include the combined amounts for LRCA, TexasRe Life Insurance Company ("TexasRe"), and in 1996 and 1995, REALIC. For purposes of computing the ratio of statutory capital and surplus to liabilities, the denominator consists of liabilities excluding AVR and IMR.

ITEM 7

Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following analysis of Life Re's consolidated financial condition and results of operations should be read in conjunction with "Selected Financial Data" and the consolidated financial statements and accompanying notes included elsewhere herein.

     With the exception of historical information, the matters contained in the following analysis are "forward looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of earnings, revenues, income, or loss, capital expenditures, plans for future operations and financing needs or plans, as well as assumptions relating to the foregoing.

     Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward looking statements. Such factors include, but are not limited to, general economic and business conditions which may impact the need and/or financial ability to obtain reinsurance, insurance or retrocessional reinsurance; changes in laws and government regulations applicable to Life Re; the ability of Life Re to successfully implement its operating strategies (which strategies are described herein); material fluctuations in interest rate levels; material changes in morbidity and mortality experience; material changes in the level of operating expenses; and the success or failure of certain of Life Re's clients in premium writing.

General

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions developed by management. Any adjustments to reported bases of assets or liabilities resulting from changes in estimates are reflected in earnings in the period the estimates are revised. Certain management estimates are based, in part, on information provided by ceding companies. As is usual in the reinsurance business, Life Re's ceding companies periodically update, refine and revise reinsurance information provided to Life Re. The financial effects resulting from the incorporation of revised data are reflected in earnings as changes in estimates.

     Mortality and morbidity experience, both significant factors in the determination of the results of operations of Life Re, generally are predictable over time but are subject to fluctuations from year to year and quarter to quarter. Significant fluctuations from period to period could adversely affect Life Re's results of operations.

     Life Re's reinsurance agreements frequently provide for rights of recapture, which permit the ceding company to increase the amount of liability it retains on the reinsured policies after the policies have remained in force for a designated period of time (generally ten to twenty years). Accordingly, an increase in the amount of liability retained by the ceding company will decrease both Life Re's insurance in force and premiums to be received from the reinsured policies. To date, recaptures have not had a material impact on Life Re's results of operations.

     Life Re retrocedes portions of certain risks in excess of a predetermined retention amount for which it has accepted liability. From time to time, Life Re also has entered into quota share retrocessional agreements, and maintained catastrophe reinsurance to protect against catastrophic event risks. Failure of a retrocessionaire to honor its obligations could result in material losses to Life Re; to date, no such losses have occurred. No amounts due Life Re from its retrocessionaires were deemed uncollectible at December 31, 1996.

     Life Re is party to several reinsurance agreements for which transactions are denominated in Canadian currency. The assets and liabilities related to such reinsurance agreements are remeasured in U.S. dollars, the functional currency, at current exchange rates as of the end of each reporting period. Deterioration in the exchange rate of Canadian currency could have an adverse effect on results of operations. At December 31, 1996, Life Re had $37.2 million of net assets denominated in Canadian currency. Life Re has not engaged in hedging or any other activities to mitigate the effect on earnings of a deterioration in the exchange rate of Canadian currency.

     Life Re's total policy revenues have increased in each year since 1992. However, should Life Re be unable to generate sufficient new business to offset the expected future decline in policy revenues associated with the current business in force due to lapsation and mortality, Life Re's results of operations could be adversely affected.

     In 1996, Life Re derived approximately 60% of its policy revenues from the reinsurance of ordinary life insurance policies under agreements with ceding companies which cover new business to be written by the client and/or existing blocks of in force business. This business generally is written on a direct basis and is written under agreements with approximately 450 ceding companies. In 1996, forty-five ceding companies each accounted for at least $1.0 million of ordinary life reinsurance policy revenues and in the aggregate represented approximately 89% of Life Re's ordinary life reinsurance policy revenues.

     The Company's group life reinsurance business, which accounted for approximately 5% of policy revenues in 1996, is written on a direct basis and generally is excess of loss and often includes experience rating provisions.

     Approximately 30% of Life Re's policy revenues were generated from group accident and health and special risk reinsurance in 1996. This business generally is written on an annual basis through reinsurance facilities which are managed by managing general underwriters. Generally the risks are shared by several reinsurers on a quota share basis.

     The remainder of 1996 policy revenues was derived from Administrative Reinsurance(service mark). This business represents the acquisition of closed blocks of primary insurance policies (both interest sensitive and traditional) and annuity contracts and is expected to become a more significant component of policy revenues in the future.

Recent Transactions

     Through its acquisition of REALIC in 1995, Life Re put into place a platform for acquiring and administering blocks of insurance in force. This platform, known as Administrative Reinsurance(service mark), provides a mechanism for an insurer to transfer to REALIC administrative responsibilities to facilitate the insurer's exit from a line of business by means of reinsurance or sale.

     During 1996, Life Re, through REALIC, completed several such transactions (collectively, "Transactions") (see Note 3 of "Notes to Consolidated Financial Statements"). The Transactions increased total assets and liabilities by approximately $400 million. The assets received consisted primarily of cash and high quality investments and the liabilities assumed consisted primarily of future policy benefits on traditional life insurance policies and account values on annuities and interest sensitive life insurance policies. For 1996, the Transactions contributed policy revenues totaling $10.9 million and approximately $10.8 million of investment income.

Results of Operations

     Net income increased by $19.6 million in 1996 to $54.2 million, or $3.89 per share, compared with $34.6 million, or $2.32 per share, in 1995 and $34.3 million, or $2.21 per share, in 1994. Included in these results were after-tax realized investment gains of $15.9 million and $2.4 million in 1996 and 1995, respectively. In March 1996, Life Re realized a gain of $13.5 million from the sale of its equity investment in Nacolah Holding Corporation ("Nacolah"), parent of The North American Company for Life and Health Insurance (see Note 5 of "Notes to Consolidated Financial Statements"). The Company utilized existing tax net operating loss carryforwards to offset the taxes otherwise payable in connection with the gain, and reversed an existing deferred tax valuation allowance, resulting in a tax benefit of $4.8 million. Net income in 1995 also included an extraordinary charge amounting to $1.0 million, which resulted from the write-off of unamortized loan costs associated with amending and restating the 1992 Credit Agreement (see Note 8 of "Notes to Consolidated Financial Statements").

     Earnings before realized investment gains and federal income taxes increased by $7.8 million to $58.9 million in 1996 compared with $51.1 million in 1995 and $52.7 million in 1994. The increase in 1996 was primarily due to earnings from the Transactions and increased business in force within ordinary reinsurance.

     Policy revenues by major source for the three year period are as follows:

     (In millions)                        1996       1995       1994

     Ordinary reinsurance                $268.9     $243.7      $225.0
     Group reinsurance                    164.1      136.8       125.9
     Administrative
       Reinsurance(service mark)           18.0        2.7          --
                                         $451.0     $383.2      $350.9

     The growth in ordinary reinsurance revenues was largely due to new reinsurance agreements entered into during the last two years, as first year premiums totaled $36.2 million in 1996 and increased by 68% and 17% during 1996 and 1995, respectively. The ordinary reinsurance lapse rate has ranged from 9-11% during the last three years.

     Group reinsurance policy revenues consist of life, accident and health, special risk and credit coverages. During the last three years, Life Re's group accident and health and special risk reinsurance business increased substantially over previous levels. Group accident and health and special risk reinsurance policy revenues increased from $102.0 million in 1994 to $112.4 million in 1995 and $139.7 million in 1996. This growth resulted principally from increased participation in major medical and accident reinsurance pools and quota share arrangements, which are organized and managed by professional managing general underwriters. The rate of growth experienced in accident and health and special risk policy revenues is not expected to continue due to management's decision to selectively reduce or eliminate participation in certain pool arrangements to better balance the mix of risks reinsured.

     The growth in Administrative Reinsurance(service mark) policy revenues has been due to the Transactions. Future revenue growth from Administrative Reinsurance(service mark) depends on Life Re's ability to identify and complete similar transactions.

     Investment income increased by 26% in 1996 to $124.3 million and by 20% in 1995 to $98.6 million. These increases were largely due to the growth in invested assets from the REALIC acquisition in 1995 and the Transactions completed in 1996. This rate of growth is dependent on new Administrative Reinsurance(service mark) transactions and, to a lesser extent, new ordinary reinsurance business. The weighted average portfolio yield rate (amortized cost basis) was 7.8% in 1996 and 8.2% in 1995 and 1994.

     Policy benefits increased by 18% in 1996 and 15% in 1995. These increases resulted from higher volumes of group business and increased life insurance in force, which was significantly impacted by the acquisition of REALIC and the completion of the Transactions. As a percentage of policy revenues, policy benefits were 74% in each of 1996 and 1995 and 70% in 1994. The increase experienced in the last two years was primarily due to an increase in revenues generated under reinsurance treaties with no acquisition costs, coinsurance involving paid-up insurance and Administrative Reinsurance(service mark), which produces no new business and, therefore, generally has a higher ratio of benefits to policy revenues.

     Policy acquisition costs increased by 17% in 1996 and 8% in 1995. These increases reflect the higher volumes of ordinary and group accident and health reinsurance business and the Transactions. As a percentage of policy revenues, policy acquisition costs were 25% in each of 1996, 1995 and 1994.

     Interest credited to policyholder accounts increased by 63% to $34.6 million in 1996 and by 42% to $21.2 million in 1995. These increases are attributable to the acquisition of REALIC and the Transactions as the majority of the policy benefit liabilities acquired in these transactions are interest sensitive.

     Interest expense, including facility fees and agency fees, decreased to $8.4 million in 1996 from $10.7 million in 1995 and $9.1 million in 1994. This decrease was due to i) a decrease in the weighted average variable rate charged on outstanding debt, which decreased to 6.2% in 1996 from 7.1% in 1995 and ii) a decrease in the outstanding principal balance to $125.0 million resulting from the first quarter of 1996 repayment of $15.0 million. The effective interest rate as of December 31, 1996 was 6.0%.

     Other operating expenses increased significantly in 1996 mainly due to i) third party administration fees incurred by REALIC, ii) higher compensation costs related to the Transactions and iii) higher staffing levels. REALIC utilizes the services of a third party administrator to administer all of its business; accordingly, to the extent the Company is successful in expanding Administrative Reinsurance(service mark), its operating expenses will continue to increase. Other operating expenses were essentially level in 1995 and 1994 as Canadian currency remeasurement losses incurred in 1994 totaling $4.2 million were partially offset by third party administrator fees incurred in connection with Administrative Reinsurance(service mark) and by higher employee-related and consulting costs in 1995.

     The effective federal income tax rate was 29% in 1996 compared with the statutory rate of 35%. The federal income tax expense is net of a $4.8 million tax benefit resulting from the reversal of a deferred tax valuation allowance in connection with the realized investment gain on the Nacolah transaction. In 1995 and 1994, the effective federal income tax rate was 35%.

Financial Condition and Liquidity

     Investments

     Invested assets at fair value amounted to $1,833.2 million and $1,504.2 million at December 31, 1996 and 1995, respectively. The increase in invested assets in 1996 resulted from the Transactions partially offset by a decrease in unrealized investment gains. Net unrealized gains on invested assets totaled $39.7 million and $82.5 million at year end 1996 and 1995, respectively, and generally reflect the increase in interest rates from period to period.

     Life Re's investment policy is designed to maintain a high quality portfolio, maximize current income, maintain a high degree of liquidity, and match the cash flows of the portfolio to the required cash flows of Life Re's liabilities.

     Life Re does not engage in trading activities to generate realized investment gains and, thus, does not have a trading portfolio. However, Life Re evaluates the desirability of continuing to hold a security when market conditions, creditworthiness or other measurement factors change. These changes may relate to a change in the credit risk of an issuer and a decision to sell may be made to avoid further declines in realizable value. Securities also may be sold prior to maturity to provide liquidity should the need arise.

     Life Re's fixed maturity securities, which constituted 94%, or $1,720.6 million, of the total fair value of its invested assets as of December 31, 1996, are predominantly investment grade, liquid securities with varying maturity dates. The fair value of such investments may vary depending on economic and market conditions, the level of interest rates and the perceived creditworthiness of the issuer.

     At December 31, 1996, approximately $75.8 million (at fair value), or 4%, of Life Re's invested assets consisted of below investment grade securities. Life Re generally limits its investments in fixed maturities that are rated below investment grade, as these investments are subject to a higher degree of credit risk than investment grade securities. Life Re closely monitors its below investment grade securities as well as the creditworthiness of the portfolio as a whole. When fair values decline for reasons other than changes in interest rates or other perceived temporary conditions, the security is written down to its net realizable value. In 1996, 1995 and 1994, Life Re wrote down the value of certain securities by $0.5 million, $0.9 million, and $1.3 million, respectively. Life Re had no fixed maturities in default at December 31, 1996.

     The results of operations and the financial condition of Life Re are significantly affected by the performance of its investments and by changes in interest rates. During a period of declining interest rates, if Life Re's investments are prematurely sold, called, prepaid or redeemed, Life Re would be unable to reinvest the proceeds in securities with comparable rates of return. During a period of rising interest rates, the fair value of Life Re's invested assets could decline. In addition, rising interest rates could also cause disintermediation which in turn could cause Life Re to be required to sell investments at prices and times when the fair values of such investments are less than their amortized cost. The Company believes that its traditional life insurance liabilities are not highly interest sensitive and, therefore, the effects of fluctuating interest rates on these liability cash flows are not significant. For interest sensitive liabilities, the Company utilizes asset/liability management to minimize the impact of changes in interest rates. Life Re has not engaged in hedging activities to mitigate the effects of interest rate changes on its invested assets.

     At December 31, 1996, collateralized mortgage obligations and mortgage-backed pass-through securities represented approximately 21% of Life Re's invested assets. Certain of such investments may be subject to significant prepayment risk and, therefore, are susceptible to fluctuations in the level of interest rates.

     During 1996, 1995 and 1994, proceeds from sales of fixed maturities amounted to $253.4 million, $370.8 million and $134.8 million, respectively. The net gains realized from such sales were $1.8 million, $4.5 million and $0.4 million for the respective periods. The majority of the 1996 and 1995 sales was attributable to the restructuring of portfolios acquired in connection with the acquisition of REALIC and the completion of the Transactions.

     Real estate and mortgages (at cost) totaled $7.0 million at December 31, 1996 and were acquired as part of the Transactions. Mortgage loans comprise the majority of this amount.

     Policy Benefit Liabilities

     The Company's obligations for policy benefit liabilities increased by 33% and 42% during 1996 and 1995, respectively. These increases resulted from the acquisition of REALIC and the Transactions and increased reinsurance of new and in force life insurance business. Policy benefits consist of the present value of net future benefits under traditional ordinary and group life insurance policies, account values under interest sensitive life and annuity contracts, group accident and health claim reserves, life claims payable and other miscellaneous liabilities.
Through REALIC and the Transactions, the relative proportion of interest sensitive and annuity policy benefit liabilities to the total has increased significantly and, at December 31, 1996, totaled approximately half of the policy benefits under life insurance contracts.

     Asset/liability management techniques are utilized by the Company to minimize the risks associated with interest rate fluctuations. For interest sensitive policy benefits, Life Re seeks to invest in assets with equal durations while attaining a targeted rate of return. The Company currently does not engage in hedging transactions to mitigate the effects of interest rate fluctuations.

     Debt and Shareholders' Equity

     In 1995, Life Re amended and restated the 1992 Credit Agreement to convert the facility to a senior secured revolving and term loan with a stated maturity of January 5, 2002. The two year revolving loan has a commitment amount of $160.0 million and may be extended for up to two one-year periods with bank consent (see Note 8 of "Notes to Consolidated Financial Statements"). During 1996, the Company received bank consent to extend the maturity date by one year. At December 31, 1996, loans totaling $125.0 million were outstanding.

     Interest rates on the loans are variable and, subject to certain restrictions, Life Re may select the applicable interest rate index and the period of applicability.

     The 1995 Credit Agreement contains certain covenants which, among other things, restrict under certain circumstances the payment of dividends and repurchase of treasury stock. Further, certain actions of Life Re are limited, including those related to mergers, acquisitions, indebtedness and investments. Life Re and its subsidiaries are required to meet certain financial ratios and maintain a minimum level of statutory surplus.

     Shareholders' equity increased by $10.8 million to $290.1 million at December 31, 1996 from $279.3 million at December 31, 1995, primarily as a result of net income of $54.2 million, partially offset by a decrease in net unrealized appreciation of securities of $24.5 million, treasury stock purchases of $17.0 million and common shareholder dividends of $5.5 million.

     Under the stock repurchase program initially approved by the Company's Board of Directors during 1995, approximately 2.1 million shares have been purchased under a total authorization of 3.0 million shares. Life Re may use internally generated funds or borrowings under the 1995 Credit Agreement to finance additional purchases of shares, if any, under the repurchase program.

     Dividends paid to common shareholders reflect an annual rate of $.40 per share in 1996 and $.28 per share in 1995; effective in the first quarter of 1997, Life Re increased its annual dividend rate to $.52 per share.

     Debt to total capitalization (outstanding debt divided by outstanding debt plus shareholders' equity) decreased significantly during the last two years. As a percentage, these amounts were 30%, 33% and 42% at year-end 1996, 1995 and 1994, respectively. Management believes that, to best balance leverage and regulatory targets, a debt to total capitalization ratio in the range of 25-35% is appropriate.

     Liquidity

     Sources of liquidity are available to Life Re in the form of cash and short-term investments and, if necessary, the sale of invested assets. The Company also may borrow an additional $35.0 million under the 1995 Credit Agreement and may enter into reverse repurchase agreements to fund short-term cash needs. In addition to its debt servicing and dividend obligations, Life Re's financial obligations consist of policy benefit and acquisition costs, taxes and general operating expenses. During the next twelve months, management believes these obligations will be adequately provided for by policy revenues and investment income.

     The primary sources of funds for Life Re Corporation (the "Parent") consist of dividends and surplus debenture principal and interest payments from TexasRe, which are further funded by dividends from LRCA to TexasRe. The ability of the Parent to make payments of principal and interest as well as to continue to pay common stock dividends is ultimately dependent on the statutory earnings and surplus of its subsidiaries. The following table shows surplus debenture principal and interest payments received and dividends received by the Parent for the last three years as well as dividends available for payment in that year without prior approval of state regulatory authorities:

                                                     Years Ended December 31,
     (In millions)                            1996           1995         1994

     Surplus debenture
      amounts received
      from TexasRe:
       Interest                              $10.0          $19.4        $ 2.3
       Principal                                --           10.0          5.0
                                              10.0           29.4          7.3
     Dividends received
       from TexasRe                           12.1           15.0           --
                                             $22.1          $44.4        $ 7.3

     Dividends available
       for payment by
       TexasRe                               $27.1          $28.2        $15.4

     The unpaid principal amount of the surplus debentures at December
31, 1996 was $160.5 million. The interest rate payable under the terms of the surplus debentures is the same as the interest rate under the 1995 Credit Agreement. In 1995, the principal amortization terms of the surplus debentures were changed to conform to the terms of the 1995 Credit Agreement.

     Currently, no prior approval of the Texas Insurance Commissioner is required to prepay or pay scheduled interest or principal on the surplus debentures provided that, after giving effect to any such payment, the statutory surplus of TexasRe exceeds $125.0 million.

     TexasRe relies primarily on dividends from LRCA to meet its obligations under the surplus debentures as well as to pay dividends to Life Re. TexasRe received dividends from LRCA during 1996, 1995 and 1994 of $14.9 million, $30.9 million, and $13.5 million, respectively.

     The payments of dividends by TexasRe and LRCA are subject to restrictions set forth in Texas and Connecticut insurance laws and regulations (see Note 9 of "Notes to Consolidated Financial Statements"). Under Connecticut law, no dividend in an amount exceeding LRCA's earned surplus may be paid without prior regulatory approval. Approval has been received from the Connecticut Department of Insurance to define earned surplus for this purpose to include amounts of paid in surplus in excess of $125.0 million.

     Purchases and sales of fixed maturities increased substantially in 1996 and 1995 due primarily to restructuring of portfolios related to REALIC and the Transactions. The completion of these types of transactions generally produces a cash outlay for acquisitions and a net cash inflow upon reinsurance of insurance in force. During 1996, net cash of $59.7 million was generated by the receipt of cash as consideration for the assumption of insurance liabilities partially offset by the purchase price paid in acquiring companies. Financing cash flows include debt prepayments of $15.0 million in 1996 and $10.0 million in 1994. Withdrawals from annuity and interest sensitive life insurance contracts totaled $74.7 million in 1996 compared to $30.7 million in 1995 due to increased volumes of business resulting from the Transactions and an increase in the related rate of lapsation.

     Outlook

     Life Re intends to continue its strategy of growth through i) increased reinsurance of ordinary life new business and ii) the expansion of Administrative Reinsurance(service mark) through purchases of in force blocks of insurance business and insurance companies.

     The growth in ordinary life reinsurance new business was substantial in 1996 and 1995, with increases in first year reinsurance premiums totaling 68% and 17%, respectively. Although the Company does not expect the rate of growth experienced in 1996 to continue, its objective is to increase ordinary life reinsurance new business written by more than 20% during 1997. This growth could be constrained by i) competition, which could dilute the profitability of this business, ii) the success of ceding companies in writing primary business, and iii) the availability of statutory capital and surplus, which generally is absorbed by writing new business.

     In July 1996, Life Re entered into certain agreements with Aon Corporation ("Aon") and certain current and former affiliates of Aon. LRCA reinsures certain automobile credit insurance policies written after June 30, 1996 by an affiliate of Resource Financial Corporation ("RFC"), which is 80% owned by officers and employees of a former affiliate of Aon and 20% (voting and non-voting) owned by Life Re. In addition, Life Re invested $20.0 million in debt and preferred stock of an affiliate of RFC. The majority of the RFC business is retroceded.

     As a significant portion of the credit business is retroceded, Life Re's earnings from this business will result principally from investment income on assets relating to unearned premium reserves and not the underwriting results of this business. The amount of investment income generated is dependent on the volume of business produced. As consideration for this arrangement, Life Re pays contingent consideration to Aon based on business written for a five year period.

     The Company believes that consolidation within the insurance industry will continue as companies shed non-core businesses or exit the industry due to operating inefficiencies. Through Administrative Reinsurance(service mark), Life Re expects to participate in this consolidation as it has in place a licensed primary insurer with administrative capabilities with which to effect reinsurance or other acquisition transactions. However, this expansion may be adversely affected by such factors as the availability of capital, the types of business opportunities presented and the competition for such business.

     Life Re anticipates financing ordinary reinsurance and Administrative Reinsurance(service mark) growth through internally generated funds. Also, the Company has available an additional $35.0 million under the 1995 Credit Agreement and, if necessary, could attempt to increase the existing facility or pursue other forms of financing. Alternative financing sources include debt and equity markets and the retrocessional marketplace.

ITEM 8

Financial Statements and Supplementary Data

               Index to Financial Statements and
                 Financial Statement Schedule
             Life Re Corporation and Subsidiaries

Financial Statements                                      Page

     Report of Management  . . . . . . . . . . . . . . . . .38
     Report of Independent Auditors. . . . . . . . . . . . .39
     Consolidated Balance Sheets at December 31,
       1996 and 1995 . . . . . . . . . . . . . . . . . . . .40
     Consolidated Statements of Income for the years
       ended December 31, 1996, 1995 and 1994. . . . . . . .41
     Consolidated Statements of Changes in
       Shareholders' Equity for the years
       ended December 31, 1996, 1995 and 1994. . . . . . . .42
     Consolidated Statements of Cash Flows for the years
       ended December 31, 1996, 1995 and 1994. . . . . . . .43
     Notes to Consolidated Financial Statements. . . . . . .44


Financial Statement Schedule

     Schedule II    Condensed Financial Information
                    of Registrant. . . . . . . . . . . . . .65

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or accompanying notes.

REPORT OF MANAGEMENT

     The management of Life Re Corporation has primary responsibility for preparing the accompanying financial statements and for their integrity and objectivity. The financial statements were prepared in accordance with generally accepted accounting principles applied on a consistent basis and are fairly stated in all material respects. The financial statements include amounts that are based on management's best estimates and judgements. Management also prepared the other information presented elsewhere herein and is responsible for its accuracy and consistency with the financial statements.

     Management has established and maintains a system of internal control that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition and the prevention and detection of fraudulent financial reporting. In addition, the adequacy and effectiveness of the system of internal control is reviewed periodically by the Company's internal auditors.

     The Company's financial statements have been audited by independent auditors. The independent auditors have unrestricted access to each member of management in conducting their audit. Management has made available to the independent auditors all of the Company's financial records and related data, as well as the minutes of shareholders' and directors' meetings. Furthermore, management believes that all representations made to the independent auditors during their audits were valid and appropriate.

     The Audit Committee of the Board of Directors is comprised of certain directors who are neither employees nor officers of the Company. The Audit Committee meets periodically with management and the independent auditors regarding independent audit scope, timing, results and to discuss other auditing and financial reporting matters. The independent auditors have direct access to and meet privately with the Audit Committee.




/s/ Rodney A. Hawes, Jr.,          /s/Jacques E. Dubois
Chairman of the Board and          President and
Chief Executive Officer            Chief Operating Officer



/s/ Chris C. Stroup
Executive Vice President
and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Life Re Corporation

We have audited the accompanying consolidated balance sheets of Life Re Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Life Re Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                              /s/ Ernst & Young LLP


Stamford, Connecticut
February 4, 1997

                               Life Re Corporation and Subsidiaries
                                   Consolidated Balance Sheets


December 31,                                              1996                   1995
                                                       (In thousands, except share data)
ASSETS

Fixed maturities - at fair value
  (amortized cost: $1,576,371 and $1,245,151,
  respectively)                                       $1,610,694              $1,316,908
Equity securities - at fair value
  (cost: $20,841 and $16,051, respectively)               21,536                  16,613
Assets held by ceding company under reinsurance
   treaty - at fair value
   (amortized cost: $105,519
   and $115,767, respectively)                           110,246                 125,958
Mortgage loans and real estate                             6,957                      --
Short-term investments                                    25,589                  13,285
Policy loans                                              58,220                  31,411
  Total investments                                    1,833,242               1,504,175

Cash                                                       6,337                   5,056
Accrued investment income                                 31,963                  24,957
Policy revenues receivable                               120,809                 105,361
Amounts receivable on reinsurance ceded                  277,625                 209,313
Deferred policy acquisition costs and value of
   business acquired                                     223,972                 166,424
Other assets                                              25,372                   8,811
  Total assets                                        $2,519,320              $2,024,097

LIABILITIES

Policy benefits                                       $1,982,295              $1,486,934
Acquisition costs payable                                 34,059                  33,573
Amounts due on reinsurance ceded                          25,526                  20,851
Other liabilities                                         62,329                  63,426
Loans payable                                            125,000                 140,000
  Total liabilities                                    2,229,209               1,744,784

SHAREHOLDERS' EQUITY

Common stock (par value $.001 per share;
  authorized 40,000,000 shares; issued 15,700,935
  and 15,531,310 shares, respectively)                        16                      16
Paid in capital                                          105,226                 101,582
Net unrealized appreciation of securities                 24,854                  49,403
Retained earnings                                        206,822                 158,075
Treasury stock - at cost(2,172,769 and 1,557,969
  shares, respectively)                                  (46,807)                (29,763)
  Total shareholders' equity                             290,111                 279,313
  Total liabilities and shareholders' equity          $2,519,320              $2,024,097


                            The accompanying notes are an integral
                    component of the consolidated financial statements.


                              Life Re Corporation and Subsidiaries
                                Consolidated Statements of Income


Years Ended December 31,                1996             1995            1994
                                        (In thousands, except per share data)

REVENUES

Policy revenues                     $450,992           $383,231          $350,875
Investment income                    124,340             98,616            82,438
Realized investment gains             17,210              3,702                89
  Total revenues                     592,542            485,549           433,402

BENEFITS AND EXPENSES

Policy benefits                      332,476            281,518           245,790
Policy acquisition costs             111,933             95,707            88,664
Interest credited to policyholder
  accounts                            34,637             21,241            15,011
Interest expense                       8,356             10,743             9,103
Other operating expenses              29,049             21,552            22,037
  Total benefits and expenses        516,451            430,761           380,605

Income before federal income taxes and
  extraordinary charge                76,091             54,788            52,797
Provision for federal income taxes    21,890             19,176            18,479

Income before extraordinary charge    54,201             35,612            34,318
Extraordinary charge, net of federal
  income tax benefit                      --              1,004                --

NET INCOME                          $ 54,201           $ 34,608           $34,318

Earnings per share:
  Income before extraordinary
   charge                           $   3.89           $   2.39           $  2.21
  Extraordinary charge, net
   of federal income tax benefit          --                .07                --

  Net income                        $   3.89           $   2.32           $  2.21

Dividends per share                 $   0.40           $   0.28           $  0.24

Weighted average common and common
 equivalent shares                    13,918             14,937            15,523

                                 The accompanying notes are an integral
                           component of the consolidated financial statements.

                              Life Re Corporation and Subsidiaries
                 Consolidated Statements of Changes in Shareholders' Equity


                                                            Amounts

Years Ended December 31,                     1996            1995          1994
                                                  (Dollars in thousands)

COMMON STOCK AND PAID IN CAPITAL
   Balance, beginning of year            $101,598         $101,429     $101,429
   Reductions of employee stock loans         180               59           --
   Exercises of stock options               3,464              110           --
   Balance, end of year                   105,242          101,598      101,429

UNREALIZED APPRECIATION
 (DEPRECIATION) OF SECURITIES
   Balance, beginning of year              49,403          (33,867)      32,451
   Net unrealized appreciation
     (depreciation) of securities         (24,549)          83,270      (66,318)
   Balance, end of year                    24,854           49,403      (33,867)

RETAINED EARNINGS
   Balance, beginning of year             158,075          127,590       96,996
   Net income                              54,201           34,608       34,318
   Common stock dividends                  (5,454)          (4,123)      (3,724)
   Balance, end of year                   206,822          158,075      127,590

TREASURY STOCK
   Balance, beginning of year             (29,763)            (211)        (211)
   Treasury stock acquired                (17,044)         (29,552)          --
   Balance, end of year                   (46,807)         (29,763)        (211)

TOTAL SHAREHOLDERS' EQUITY
  OUTSTANDING                            $290,111         $279,313     $194,941

                           The accompanying notes are an integral
                    component of the consolidated financial statements.

                              Life Re Corporation and Subsidiaries
                   Consolidated Statements of Changes in Shareholders' Equity

                                                             Shares
Years Ended December 31,                     1996               1995       1994


COMMON STOCK AND PAID IN CAPITAL
   Balance, beginning of year          15,531,310          15,526,310   15,526,310
   Reductions of employee stock loans          --                  --           --
   Exercises of stock options             169,625               5,000           --
   Balance, end of year                15,700,935          15,531,310   15,526,310

UNREALIZED APPRECIATION
 (DEPRECIATION) OF SECURITIES
   Balance, beginning of year                  --                  --           --
   Net unrealized appreciation
     (depreciation) of securities              --                  --           --
   Balance, end of year                        --                  --           --

RETAINED EARNINGS
   Balance, beginning of year                  --                  --           --
   Net income                                  --                  --           --
   Common stock dividends                      --                  --           --
   Balance, end of year                        --                  --           --

TREASURY STOCK
   Balance, beginning of year          (1,557,969)             (9,600)      (9,600)
   Treasury stock acquired               (614,800)         (1,548,369)          --
   Balance, end of year                (2,172,769)         (1,557,969)      (9,600)

TOTAL SHARES OUTSTANDING               13,528,166          13,973,341   15,516,710

                       The accompanying notes are an integral
               component of the consolidated financial statements.

                           Life Re Corporation and Subsidiaries
                         Consolidated Statements of Cash Flows


Years Ended December 31,                        1996        1995       1994
                                                         (In thousands)
OPERATING ACTIVITIES

Net income                                     $ 54,201  $ 34,608  $ 34,318
Extraordinary charge                                 --     1,004        --
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Change in accrued investment income            (2,815)   (1,890)     (985)
  Change in policy revenues receivable          (22,008)    1,046   (21,007)
  Change in policy benefits                      51,063    24,971    31,413
  Change in reinsurance ceded balances            4,769     1,235     3,741
  Interest credited to policyholder accounts     34,637    20,429    15,011
  Fees and charges deducted from policyholder
   accounts                                     (29,636)  (20,184)  (19,271)
  Deferral of policy acquisition costs          (33,779)  (12,371)  (13,430)
  Amortization of policy acquisition costs
   and value of business acquired                16,852    15,229    17,214
  Net realized gains on investments             (17,210)   (3,702)      (89)
  Provision for deferred federal income taxes    17,825     8,906       794
  Depreciation and amortization                   1,095       303     1,721
  Other                                           4,611     6,375    11,931
   Net cash provided by operating activities     79,605    75,959    61,361

INVESTING ACTIVITIES

Purchases of fixed maturities                  (433,608) (484,848) (246,384)
Purchases of equity securities                  (17,200)       --        --
Sales of fixed maturities                       253,408   370,813   134,816
Maturities of fixed maturities                   78,259    69,977    77,995
Sales or redemptions of equity securities        26,808        30       400
Change in short-term investments,
  policy loans and other investments             18,441    36,726   (17,741)
Cash received (paid) for acquisitions
   and in force reinsurance transactions         59,734   (34,383)   12,736)
Other                                              (829)     (878)     (733)
   Net cash used by investing activities        (14,987)  (42,563)  (64,383)

FINANCING ACTIVITIES

Purchases of common stock for treasury          (16,861)  (29,497)       --
Proceeds from exercises of common stock options   3,570        --        --
Loan principal repayments                       (15,000)       --   (10,000)
Fees related to amendments to credit agreement       --      (404)     (550)
Dividends on common stock                        (5,454)   (4,123)   (3,724)
Deposits to policyholder accounts                45,092    33,560    29,217
Withdrawals from policyholder accounts          (74,691)  (30,741)  (14,616)
Other                                                 7         4        --
   Net cash provided (used) by financing
   activities                                   (63,337)  (31,201)      327
Increase (decrease) in cash                       1,281     2,195    (2,695)
Cash, beginning of year                           5,056     2,861     5,556
Cash, end of year                              $  6,337  $  5,056  $  2,861

                The accompanying notes are an integral
         component of the consolidated financial statements.

              Life Re Corporation and Subsidiaries
           Notes to Consolidated Financial Statements
                        December 31, 1996


1.    Basis of Presentation and Nature of Business

     The consolidated financial statements of Life Re Corporation and subsidiaries (the "Company") include the accounts of TexasRe Life Insurance Company ("TexasRe"), Life Reassurance Corporation of America ("LRCA"), Life Re International, Ltd. and Reassure America Life Insurance Company ("REALIC")(Note 3). All significant intercompany balances and transactions have been eliminated. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. Certain reclassifications have been made to prior years' financial statements to conform to the current year's presentation. All dollar amounts are reported in thousands unless otherwise indicated.

     Business

     The Company provides ordinary life reinsurance, group life reinsurance, group accident and health and special risk reinsurance, Administrative Reinsurance(service mark) and automobile credit reinsurance. The Company reinsures mortality and morbidity risks, and investment related risks associated with interest sensitive products. The Company reinsures life insurance risks predominately on a direct basis with ceding companies. A significant portion of the group accident and health and special risk business is obtained through brokers or other intermediaries. Generally, the Company assumes group health and special risk business through participation in reinsurance pools which are operated by managing general underwriters.

     The acquisition of REALIC in 1995 (Note 3) provided the Company with the ability to administer primary life insurance business through a third party administrator. Through this Administrative Reinsurance(service mark) platform, the Company acquired closed blocks of business by reinsurance agreement and by acquisition.

     Estimates, Risks and Uncertainties

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions developed by management. Any adjustments to reported bases of assets or liabilities resulting from changes in estimates are reflected in earnings in the period the estimates are revised.

     Certain management estimates are based, in part, on information provided by ceding companies. As is usual in the reinsurance business, ceding companies periodically update, refine and revise reinsurance information provided to the Company. The financial effects resulting from the incorporation of revised data are reflected in earnings as changes in estimates.

     Mortality and morbidity experience, significant factors in the determination of the results of operations for the life insurance industry, generally are predictable over time but are subject to fluctuations from year to year and quarter to quarter. A significant fluctuation from period to period could adversely affect the Company's results of operations.

     The Company is party to several reinsurance agreements for which transactions are denominated in Canadian currency. The assets and liabilities related to such reinsurance agreements are remeasured in U.S. dollars, the functional currency, at current exchange rates as of the end of each reporting period and the resulting adjustments are included in income. Such adjustments reduced net income by $282, $650 and $2,744 in 1996, 1995 and 1994, respectively. Deterioration in the exchange rate of Canadian currency could have an adverse effect on results of operations. At December 31, 1996, the Company had $37,194 of net assets denominated in Canadian currency. The Company has not engaged in hedging or any other activities to mitigate the effect on earnings of a deterioration in the exchange rate of Canadian currency.

2.    Significant Accounting Policies

     Investments

     Fixed maturities in these notes include both fixed maturity securities which are part of assets held by ceding company under reinsurance treaty and those included in the caption fixed maturities in the accompanying consolidated balance sheets.

     Fixed maturities, consisting of bonds and redeemable preferred stocks, and equity securities, consisting of common and nonredeemable preferred stocks, are classified as available for sale and are reported at fair value. Unrealized gains and losses on available for sale securities are recorded directly in shareholders' equity with no effect on income. These amounts are net of deferred income taxes and valuation adjustments which represent the changes in amortization of deferred policy acquisition costs and value of business acquired that would have been recorded as a charge or credit to operations had the relating unrealized gains or losses been realized.

     Mortgage loans are carried at amortized unpaid balances, net of provisions for estimated losses. Real estate is carried at cost.

     Short-term investments are stated at cost and policy loans are stated at aggregate unpaid principal balances.

     Realized gains or losses from sales of investments, determined on the specific identification basis, and declines in fair value determined to be other than temporary are included in net income.

     Realized investment gains and losses are reported net of related expenses and include the amount of amortization of deferred policy acquisition costs and value of business acquired resulting from the inclusion of such realized gains or losses in the gross profits used for the calculation of such amortization.

     Fair Values of Financial Instruments

     The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. All financial instruments of the Company are carried at amounts which approximate fair value except amounts related to insurance contracts, which are exempt from fair value disclosure requirements.

     The following methods and assumptions were used by the Company to estimate the fair value of financial instruments reported or disclosed in the financial statements.

     Investment securities: Fair values of fixed maturities and equity securities are obtained from independent pricing services which generally use quoted market prices, where available. For securities for which quoted market prices are not available and for securities which independent pricing services are unable to price, fair values are obtained from the Company's outside portfolio managers, who obtain them from broker/dealers or estimate them using analytic pricing methods. These pricing methods determine fair values by discounting expected future cash flows using current market rates applicable to the yield, credit quality and maturity of comparable quoted securities. The fair values resulting from the application of these methods are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Such derived fair value estimates may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlements of the instruments.

     Policy loans: The carrying value of policy loans approximates fair value, as the average loan interest rate approximates interest rates currently offered for similar loans.

     Cash and short-term investments: The carrying amounts reported for these instruments approximate their fair values, due to their short maturity.

     Loans payable: The carrying value of loans payable approximates their fair value, as these loans have variable rate interest terms.

     Insurance contracts: Fair values of insurance contracts are not required to be disclosed. The fair values of liabilities under all insurance contracts are taken into consideration in the Company's overall management of interest rate risk, which minimizes exposure to changing interest rates by seeking to match investment cash flows with amounts payable under insurance contracts.

     Recognition of Policy Revenues and Related Expenses

     Premiums are recognized as revenues over the premium paying periods of the policies. Benefits and expenses are provided against such revenues to recognize profits over the estimated lives of the policies through the provision for future policy benefits and the deferral and amortization of policy acquisition costs.

     Revenues for annuities and interest sensitive life insurance contracts consist of policy fees and charges for the cost of insurance, policy administration and surrenders that have been assessed against policyholder account balances during the period. Policy claims and benefits in excess of related policyholder account balances are charged to expense.

     Deferred Policy Acquisition Costs and Value of Business Acquired

     The costs of acquiring new reinsurance business which vary with and are directly related to the production of new business are deferred as policy acquisition costs and amortized. Costs deferred in connection with traditional life insurance products are amortized over the premium paying period of the related policies using assumptions consistent with those used to compute future policy benefits. For annuities and interest sensitive life insurance products, policy acquisition costs are amortized generally in proportion to the present value of expected gross profits from such products. Amortization is adjusted when current estimates of future gross profits are revised.

     The value of business acquired represents an estimate of the present value of future profits expected from business in force at the time the Company acquired its insurance subsidiaries. It is amortized with interest based on assumptions developed at the acquisition date regarding the amount and incidence of future profits derived therefrom over the contract periods in relation to premiums for traditional life insurance and to gross profits for annuities and interest sensitive life insurance.

     Policy Benefit Liabilities

     Future policy benefits under traditional long-term and group life insurance contracts have been computed based upon expected investment yields, mortality, persistency and other assumptions. These assumptions include a margin for adverse deviation and vary with the characteristics of the plan of insurance, year of issue, age of insured and other appropriate factors. Mortality and persistency assumptions are based on the Company's experience as well as industry experience and standards.

     Future policy benefits for annuities and interest sensitive life insurance contracts are recorded at accumulated policyholder account values.

     Policy claims include amounts determined on an individual case basis for reported claims and estimates of incurred but not reported claims developed on the basis of past experience.

     Federal Income Taxes

     The Company accounts for federal income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities calculated using the tax rate in effect at the measurement date.

     Earnings Per Share

     Primary earnings per share is computed using the weighted average number of common shares outstanding during the periods presented including, if applicable, the dilutive impact of common stock options.

3.    Acquisitions and Reinsurance Transactions

     On July 31, 1995, in a transaction accounted for as a purchase, the Company acquired 100% of the common stock of REALIC, formerly John Deere Life Insurance Company, from two wholly owned subsidiaries of Deere & Company for an adjusted purchase price of $33,335, including direct costs of the acquisition. The fair value of the assets acquired was $391,482 and liabilities assumed aggregated $358,147.

     The following pro forma financial information has been prepared assuming the acquisition of REALIC had occurred at the beginning of each of the periods presented and reflects certain purchase accounting adjustments, including amortization of the value of business acquired, net of related income tax effects. The pro forma results are not necessarily indicative of the results that would have occurred had the acquisition been consummated as of the assumed dates nor are they necessarily indicative of future operating results.

                                            Years Ended  December 31,
                                             1995          1994
      Revenues                             $504,821      $467,164
      Net income                           $ 37,892      $ 41,541
      Earnings per share                   $   2.54      $   2.68

     As of June 30, 1996, REALIC acquired, for an adjusted purchase price of $16,433, 100% of the common stock of two subsidiaries of I.C.H. Corporation in a transaction accounted for as a purchase. The fair value of assets acquired, consisting primarily of invested assets, was $169,276, and the liabilities assumed, principally future policy benefits, aggregated $152,843. By December 31, 1996, these companies had been merged with and into REALIC.

     The following pro forma financial information has been prepared assuming REALIC's purchase of these two subsidiaries had occurred at the beginning of each of the periods presented and reflects certain purchase accounting adjustments, including amortization of the value of business acquired, net of related income tax effects. The pro forma results are not necessarily indicative of the results that would have occurred had these transactions been consummated as of the assumed dates nor are they necessarily indicative of future operating results. The pro forma results reflect realized investment gains and other income of the acquired companies of $1,496 in 1996 and realized investment losses, net of other income, of $7,309 in 1995 resulting primarily from writedowns of a common stock investment in I.C.H. Corporation and certain real estate. Also included in 1995 is a $4,000 litigation settlement charge.

                                            Years Ended December 31,
                                                 1996      1995
     Revenues                                 $601,518    $490,008
     Net income                               $ 55,988    $ 23,781
     Earnings per share                       $   4.02    $   1.59

     On October 31, 1996, REALIC acquired, for a purchase price of $21,713, 100% of the common stock of New American Life Insurance Company from a subsidiary of General Accident plc. The fair value of assets acquired, consisting primarily of invested assets, was $136,135, and the liabilities assumed, principally future policy benefits, aggregated $114,422. At the purchase date, this company was merged with and into REALIC.

     Effective May 31, 1996, REALIC acquired a block of insurance in force under an assumption reinsurance agreement whereby it assumed liabilities for future policy benefits totaling $124,245. Assets totaling $107,334, principally cash, were transferred to REALIC by the ceding company.

     Effective July 1, 1996, the Company purchased 20% of the common stock of Resource Financial Corporation ("RFC") for $200 and on September 30, 1996, purchased $15,000 of preferred stock and $5,000 of long term debt of a wholly owned subsidiary of RFC. RFC and its subsidiary, Resource Life Insurance Company, were organized for the purpose of acquiring certain assets and operations from subsidiaries of Aon Corporation ("Aon"). RFC provides insurance product distribution and administrative and financial services for the retail automobile industry throughout the United States.

     Also effective July 1, 1996, the Company entered into reinsurance agreements with affiliates of Aon and with Resource Life Insurance Company which provide for the Company to reinsure automobile credit insurance produced through RFC or its predecessor, a substantial portion of which is retroceded by the Company.

     In connection with the foregoing transactions, the Company entered into an agreement whereby it pays contingent consideration for a period of five years to a subsidiary of Aon based on premiums produced through RFC subsequent to June 30, 1996.

4.  Policy Revenues and Policy Acquisition Costs

Policy revenues are as follows:                     Years Ended December 31,

                                                   1996      1995        1994
Ordinary life reinsurance                      $268,902     $243,672    $224,998
Group life reinsurance                           23,213       24,442      23,913
Group accident and health and
  special risk reinsurance                      139,653      112,403     101,964
Administrative
 Reinsurance(service mark)                       18,013        2,714          --
Automobile credit reinsurance                     1,211           --          --

      Total policy revenues                    $450,992     $383,231    $350,875

Policy revenues by type are as follows:


Short-term accident and health insurance:
  Assumed                                  $    179,549   $   128,934 $    137,505
  Ceded                                         (39,329)      (16,765)     (37,140)
      Net short-term accident and
      health policy revenues                    140,220       112,169      100,365

Percentage of amount assumed to net                 128%          115%         137%

Short-term life insurance:
  Assumed                                        53,164        28,576       29,664
  Ceded                                         (29,517)       (4,134)      (5,750)
      Net short-term life policy
      revenues                                   23,647        24,442       23,914

Percentage of amount assumed to net                 225%          117%         124%

Long-term life insurance:
  Primary                                        19,521         2,792           --
  Assumed                                       331,282       292,920      277,269
  Ceded                                         (63,678)      (49,092)     (50,673)
      Net long-term life policy
      revenues                                  287,125       246,620      226,596

Percentage of amount assumed to net                 115%          119%         122%


      Total policy revenues                $    450,992  $    383,231  $   350,875

Percentage of amount assumed to net                 125%          118%         127%

Life insurance in force:
  Primary                                  $  4,519,000  $  1,185,000           --
  Assumed                                   111,493,000    90,098,000   81,213,000
  Ceded                                     (19,679,000)  (15,500,000) (15,040,000)
      Net life insurance in force          $ 96,333,000  $ 75,783,000 $ 66,173,000

Percentage of amount assumed to net                 116%         119%        123%

 Changes in deferred policy acquisition costs and value of business acquired are as follows:

                                                 Years Ended December 31,
                                             1996             1995           1994

 Balance, beginning of year              $166,424            $165,023    $ 144,676
 Acquisitions and in force
   reinsurance transactions                35,624              20,183       12,195
 Capitalization of costs of
   acquiring new business                  33,779              12,371       13,430
 Interest accretion                        15,888              15,685       14,166
 Amortization                             (32,740)            (30,914)     (31,380)
 Amortization related to
   realized gains                              --                (494)          --
 Valuation adjustment for
   unrealized (gains) losses                4,997             (15,430)      11,936

      Balance, end of year               $223,972            $166,424     $165,023

      The value of business acquired attributable to the acquisition of LRCA is amortized with interest at 15% and the value of business acquired attributable to acquisitions at REALIC is amortized with interest at rates ranging from 2.5% to 6.5%. The percentage of the value of business acquired which is expected to be amortized in each of the next five years is 6.1%, 5.7%, 5.4%, 5.1% and 4.8%.

5.    Investments

     Securities with a fair value of $110,246 at December 31, 1996 are owned by a ceding company and held in a dedicated portfolio in conjunction with an indemnity reinsurance agreement. Under the terms of the agreement, investment income, realized gains and losses and all other risks and rewards of ownership of the assets in the portfolio inure to the benefit or detriment of the Company. Accordingly, these assets, consisting of $109,895 of fixed maturities classified as available for sale and $351 of short-term investments at December 31, 1996, have been included as investments in the accompanying balance sheet. The portfolio is managed by the Company's primary investment advisor under guidelines approved by both parties to the reinsurance agreement, subject to the requirement that the statutory carrying value of the assets in the dedicated portfolio must be maintained by the Company in an amount at least equal to the statutory reserves on the reinsured business.

     Securities with a fair value of $68,204 at December 31, 1996 were on deposit with various governmental insurance regulatory agencies to comply with applicable insurance laws.

     Net unrealized appreciation of available for sale securities is as follows:

                                           Years Ended December 31,
                                               1996        1995
      Net unrealized gains on
        securities                           $39,745      $82,510
      Deferred federal income tax on
        net unrealized gains                  13,910       28,879
       Net unrealized gains                   25,835       53,631
      Adjustment to deferred policy
        acquisition costs and value of business
        acquired on interest sensitive
        life insurance products               (1,508)      (6,505)
      Deferred federal income tax benefit on
        adjustment                              (527)      (2,277)
       Net adjustment                           (981)      (4,228)
       Net unrealized appreciation
        of securities                        $24,854      $49,403

      The amortized cost, unrealized gains and losses and estimated fair values of available for sale securities are as follows(see Note 2 for a discussion of the fair value of financial instruments):

                                            Gross        Gross
December 31, 1996            Amortized    Unrealized   Unrealized     Fair
                               Cost         Gains        Losses      Value

Fixed maturities:
  U.S. government
   obligations             $   13,421      $   160      $    16     $   13,565
  Foreign government
   obligations                 25,318        1,523           23         26,818
  Public utilities            219,987        9,052        1,644        227,395
  Corporate securities      1,042,825       34,636       11,065      1,066,396
  Mortgage-backed
   securities                 374,216        8,753        2,669        380,300
  Redeemable preferred
   stock                        5,772          351            8          6,115
                            1,681,539       54,475       15,425      1,720,589
 Equity securities             20,841          695           --         21,536
                           $1,702,380      $55,170      $15,425     $1,742,125

                                            Gross      Gross
                           Amortized      Unrealized  Unrealized          Fair
 December 31, 1995            Cost          Gains      Losses            Value

 Fixed maturities:
  U.S. government
   obligations             $    4,906      $   285      $    2     $    5,189
  Foreign government
   obligations                 32,558          935          24         33,469
  Public utilities            242,009       16,123         624        257,508
  Corporate securities        715,981       54,093       3,623        766,451
  Mortgage-backed
   securities                 359,819       15,322         591        374,550
  Redeemable preferred
   stock                        3,823           59           5          3,877
                            1,359,096       86,817       4,869      1,441,044
 Equity securities             16,051          652          90         16,613
                           $1,375,147      $87,469      $4,959     $1,457,657


     At December 31, 1996, the contractual maturities of investments in fixed maturities are as follows:

                                                        Amortized       Fair
                                                           Cost         Value

 Due in one year or less                               $   14,732    $   15,261
 Due after one year through five years                     98,058       100,317
 Due after five years through ten years                   365,684       372,113
 Due after ten years                                      828,849       852,598
 Mortgage-backed securities                               374,216       380,300
      Total fixed maturities                           $1,681,539    $1,720,589

     Investments in any entity in excess of ten percent of shareholders' equity at December 31, 1996, other than investments issued or guaranteed by the U.S. Government, are as follows:

                                                       Fair Value
 Fixed maturities:
  Green Tree Financial Corporation                      $ 29,471
  Federal National Mortgage Association                 $ 91,478
  Federal Home Loan Mortgage Corporation                $149,540

 Major sources and related amounts of investment income are as follows:

                                               Years Ended December 31,
                                            1996         1995       1994

 Fixed maturities                         $120,759     $ 95,391    $79,867
 Short-term investments                      1,901        3,010      1,518
 Other                                       3,905        1,931      2,675

 Total investment income                   126,565      100,332     84,060
 Investment expenses                        (2,225)      (1,716)    (1,622)

 Total investment income                  $124,340     $ 98,616    $82,438


 The changes in unrealized gains (losses) on securities are as follows:

                                            Years Ended December 31,
                                            1996         1995        1994

 Fixed maturities                        $(42,898)     $141,971    $(112,193)
 Equity securities                            133           374         (399)

 Change in unrealized
   gains (losses)                        $(42,765)     $142,345    $(112,592)

 Realized investment gains are as follows:
                                                Years Ended December 31,
 Sales:                                    1996          1995         1994

      [S]                                 [C]          [C]         [C]
      Realized gains                      $18,744      $ 6,497     $ 2,581
      Realized losses                      (3,383)      (1,973)     (2,212)

      Net realized gains on sales          15,361        4,524         369

 Calls, maturities and writedowns:

      Realized gains                        3,253        1,006       1,164
      Realized losses                        (194)        (464)       (164)
      Writedowns                             (533)        (869)     (1,280)
      Net realized gains (losses) on
        calls, maturities and writedowns    2,526         (327)       (280)

 Amortization of value of business
      acquired                                 --         (495)         --

 Related expenses                            (677)          --          --

      Total realized investment gains     $17,210      $ 3,702     $    89

 On March 18, 1996, Life Re Corporation sold its equity investment in Nacolah Holding Corporation ("Nacolah"), the parent of The North American Company for Life and Health Insurance, in connection with the acquisition of Nacolah by Sammons Enterprises, Inc. The Company received proceeds of $25,057 and recorded a realized investment gain of $13,540.

6.    Policy Benefit Liabilities

 Policy benefit liabilities consist of the following:

                                          Years Ended December 31,  Interest
                                             1996         1995      Rate Range
 Future policy benefits under
   life insurance and annuity
   contracts:
      Traditional life                  $  846,747    $  674,968   6.0% - 9.5%
      Interest sensitive life              521,837       335,049   5.0% - 7.5%
      Annuities                            344,086       271,138   6.5% - 9.0%
      Group life                            10,410        10,265   2.5% - 5.5%
                                         1,723,080     1,291,420

 Claims payable under life
   insurance contracts                      94,117        70,006
 Accident and health insurance
   claim reserves                          127,061        97,677   3.0% - 7.0%
 Other policy benefits                      38,037        27,831
  Total policy benefits                 $1,982,295    $1,486,934

      The Company's accident and health insurance business is of short duration and generally claims are reported within a short period of time after incurral. In the aggregate, there have been no material favorable or adverse developments affecting accident and health insurance claims reserves in 1996, 1995 or 1994.

7.    Income Taxes

     TexasRe and LRCA file a consolidated federal income tax return with Life Re Corporation. REALIC files a separate federal income tax return.

     The provisions for federal income taxes are as follows:

                                                  Years Ended December 31,
                                                   1996        1995       1994

 Current                                         $ 4,065     $10,270   $17,685
 Deferred                                         17,825       8,906       794
 Provision for federal income taxes              $21,890     $19,176   $18,479

     The deferred income tax balances, included in other liabilities, are as follows:

                                                  Years Ended December 31,
                                                       1996       1995
 Deferred tax liabilities:
   Deferred policy acquisition costs                 $39,047   $20,996
   Net unrealized appreciation
     of securities                                    13,910    28,879

   Value of business acquired and
      other purchase adjustments                      21,157    17,417
   Policy receivables, net                             1,086     1,641
      Total deferred tax liabilities                  75,200    68,933
 Deferred tax assets:
   Policy benefits, net                               30,884    29,079
   Other investment items                              2,584       152
   Net operating loss carryforwards                      211     5,230
   Other, net                                          2,843     1,054
      Total deferred tax assets                       36,522    35,515
   Valuation allowance for deferred
     tax assets                                           --    (4,775)
      Net deferred tax assets                         36,522    30,740

      Net deferred tax liabilities                   $38,678   $38,193


     The Company paid federal income taxes of $13,500, $13,145 and $18,400 in 1996, 1995 and 1994, respectively. At December 31, 1996 income taxes recoverable of $7,937 are included in other assets and at December 31, 1995 income taxes payable of $2,062 were included in other liabilities.

     In 1995 and 1994, the effective income tax rate on income before federal income taxes and extraordinary charge did not vary materially from the statutory federal income tax rate. The realized gain on the sale of Nacolah in 1996 (Note 5) and other income permitted the utilization of tax net operating loss carryforwards available to Life Re Corporation and a corresponding reversal of the previously established deferred tax valuation allowance, resulting in a tax benefit of $4,775. This reduced the effective income tax rate in 1996 to 29%.

8.    Loans Payable

     On November 2, 1995, the Company amended and restated its then existing credit agreement (the "1992 Credit Agreement") to convert the facility to a senior secured revolving and term loan with a total commitment of $160,000 (the "Amended and Restated Credit Agreement").
Under the Amended and Restated Credit Agreement, at the conclusion of the revolving loan period, the loan converts to a five year amortizing term loan in a principal amount equal to the balance of the revolving loan at conversion. During 1996, the maturity date of the revolving loan period was extended to January 1999 and may, with bank consent, be extended for an additional one year period. As of December 31, 1996, borrowings were $125,000. Unamortized deferred loan costs associated with the 1992 Credit Agreement of $1,545, before federal income tax benefit of $541, were charged to income in 1995 as an extraordinary charge.

     Borrowings under the Amended and Restated Credit Agreement are secured by a first priority perfected security interest in all of the capital stock and surplus debentures of TexasRe and a negative pledge with respect to the capital stock of LRCA.

     The Amended and Restated Credit Agreement contains certain covenants which, among other things, restrict under certain circumstances the payment of dividends and repurchase of treasury stock. Further, certain actions of the Company are limited, including those related to mergers, acquisitions, indebtedness and investments. The Company and the life insurance subsidiaries are required to meet certain financial ratios and maintain a minimum level of statutory surplus.

     Interest is payable at a rate or rates equal to i) the greater of (a) the bank's reference rate or (b) the federal funds rate plus 0.50% (the "Alternative Reference Rate" or "ARR") or ii) a margin plus a eurodollar interbank offered rate ("IBOR"). The applicable margin over IBOR is adjustable based on the Company's indebtedness to capitalization ratio as defined, at the end of each quarter.

     Principal payments are due on January 5 of each year as follows (assuming no additional extension of the revolving loan):

                         Percent of
                         Principal
                        Outstanding
                       at Conversion
              Year     to Term Loan

              1999            12.5%
              2000          15.625%
              2001          21.875%
              2002            25.0%
              2003            25.0%

     At December 31, 1996, the outstanding borrowings bear interest at an annual effective rate of 6.0%. Interest paid on outstanding loans was $8,774, $9,807 and $8,146 in 1996, 1995 and 1994, respectively.

9.    Shareholders' Equity

     During 1996, pursuant to the terms of stock repurchase programs approved by the Company's Board of Directors, the Company purchased 581,500 shares of its common stock for an aggregate purchase price of $16,206. Through December 31, 1996, 2,126,700 shares out of a total authorization by the Company's Board of Directors to repurchase 3,000,000 shares have been acquired for a total purchase price of $45,691. Treasury stock also reflects the repurchase of shares of stock from certain officers in accordance with the terms of their stock purchase agreements.

     Under the Company's Certificate of Incorporation, 5,000,000 shares of preferred stock are available for future issuance without shareholder approval. The rights, terms and preferences of the preferred stock may be determined by the Company's Board of Directors.

     The availability of funds to meet obligations, including dividends and debt service, is dependent, in part, on the ability of TexasRe to transfer funds to Life Re Corporation. The subsidiaries are subject to certain state laws and regulations which limit their ability to transfer funds and pay dividends. Generally, the subsidiaries may not, without prior regulatory approval, transfer cash dividends, loans or advances in any twelve month period in excess of the greater of the prior year's statutory operating income or 10% of capital and surplus at the preceding year end. Additionally, under Connecticut law, no dividend in an amount exceeding LRCA's earned surplus may be paid without prior regulatory approval. Approval has been received from the Connecticut Department of Insurance to define earned surplus for this purpose to include amounts of paid in surplus in excess of $125,000.

     At December 31, 1996, subsidiary net assets, determined in accordance with generally accepted accounting principles, comprised approximately $250,000 of shareholders' equity, of which $16,315 is available for transfer in 1997 without prior approval of state regulatory authorities. Dividends paid to Life Re Corporation by TexasRe were $12,087 in 1996, $15,000 in 1995 and none in 1994.

     Life Re Corporation owns $160,500 of surplus debentures issued by TexasRe which provide funds to Life Re Corporation in the form of principal and interest payments. Under the terms of an amendment to TexasRe's surplus debentures, no prior approval of the Texas Department of Insurance is required to pay or prepay scheduled principal or interest on the surplus debentures provided that, after giving effect to any such payment, the statutory surplus of TexasRe exceeds $125,000. Payments of surplus debenture principal and interest to Life Re Corporation by TexasRe totaled $10,008, $29,400 and $7,305 in 1996, 1995 and 1994, respectively.

     The amendment to TexasRe's surplus debentures was approved under the consideration that statutory surplus, as defined, in excess of $125,000 be reflected in liabilities to the extent of outstanding surplus debenture interest and principal. Accordingly, at December 31, 1996, surplus debentures of $50,831 were reclassified to liabilities.

     The subsidiaries' statutory basis financial statements are prepared in accordance with accounting practices prescribed or permitted by their respective domiciliary states. "Prescribed" statutory accounting practices include state laws, regulations and general administrative rules, as well as publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state and may change in the future. The Company does not utilize any permitted accounting practices. The NAIC currently is in the process of codifying statutory accounting practices. That project, when completed, may change prescribed statutory accounting practices and thus may result in changes to the accounting practices that the subsidiaries use to prepare their statutory basis financial statements.

     The combined statutory basis financial position of the subsidiaries as of December 31, 1996 and 1995 is as follows:

                      REALIC      LRCA         TexasRe    Eliminations*    Total
December 31, 1996:
Assets              $717,898   $1,434,253      $188,274   $(318,300)    $2,022,125

Liabilities         $684,663   $1,261,357      $ 62,574   $(112,169)    $1,896,425
Capital and surplus   33,235      172,896       125,700    (206,131)       125,700

                    $717,898   $1,434,253      $188,274   $(318,300)    $2,022,125

December 31, 1995:
Assets              $353,275   $1,243,408      $186,781   $(192,545)    $1,590,919

Liabilities         $336,074   $1,069,785      $ 61,081   $  (1,721)    $1,465,219
Capital and surplus   17,201      173,623       125,700    (190,824)       125,700
                    $353,275   $1,243,408      $186,781   $(192,545)    $1,590,919

* Represents the elimination of intercompany balances.


     Combined statutory basis net income totaled $16,315, $27,087 and $28,236 in 1996, 1995 and 1994, respectively.

10.   Stock Options

      At December 31, 1996, 2,875,375 shares of authorized common stock are reserved for issuance under two stock option plans, the Life Re Corporation Stock Option Plan and the 1993 Non-Employee Directors Stock Option Plan. The plans provide for the granting to certain officers, employees and directors of nonqualified stock options or incentive stock options. Options are granted at no less than fair value on the date of grant for a period not in excess of ten years. They vest over periods of four to five years or in full upon the occurrence of certain events including a change in control of the Company.

      Effective in 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"), which provides for employee stock options to be measured at fair value on the date of grant which is then amortized to expense over the options' vesting period. As permitted by FAS 123, the Company has elected to continue to account for its stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Under APB 25, the Company does not incur any expense at the date of grant because the exercise price of the stock options equals the market price of the underlying stock on that date.

      FAS 123 requires the disclosure of pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value of the options for the pro forma disclosures which follows was estimated using a Black-Scholes option pricing model with the following assumptions for 1996 and 1995, respectively: risk-free interest rates ranging from 5.4% to 6.8% and 6.8% to 7.7%, respectively; dividend yields of 1.0% in each year; volatility factors for the expected market price of the Company's common stock of 25% in each year; and weighted-average expected life of the options of five years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      Pro forma net income and earnings per share including the effects of amortization of the estimated fair values of employee stock options granted after December 15, 1994 are as follows:

                                                Years Ended December 31,
                                                    1996      1995

 Pro forma net income                             $53,116   $34,299
 Pro forma earnings per share                       $3.82     $2.30

Options outstanding are as follows:

                                 Years Ended December 31,
                          1996                   1995                    1994
                           Weighted-Average          Weighted-Average       Weighted-Average
                  Options  Exercise Price   Options  Exercise Price Options Exercise Price

Balance,
beginning
of year           1,258,500    $20.89       912,500     $21.40      647,500     $21.99

Granted             714,000    $26.61       368,000     $19.60      288,000     $20.10

Exercised          (169,625)   $20.58        (5,000)    $22.00           --         --

Canceled             (8,750)   $22.70       (17,000)    $20.05      (23,000)    $21.73

Balance,
end of year       1,794,125    $23.19     1,258,500     $20.89      912,500     $21.40

Exercisable
at end of
year                487,225    $21.45       476,750     $21.72      269,625     $22.00

Weighted-average
fair value of
options granted
during the year                $ 8.12                   $ 6.39


     Exercise prices for options outstanding as of December 31, 1996 range from $16.63 to $38.63. The weighted-average remaining contractual life of those options is eight years.

11.    Employee Benefit Plans

     Substantially all full time employees are covered by a noncontributory defined benefit pension plan. Benefits are determined by a formula which relates the pension payable to years of service at retirement, final five year average salary and wages covered by Social Security. Annual contributions to the plan are sufficient to satisfy legal funding requirements. In addition, the Company adopted an unfunded Supplemental Executive Retirement Plan in 1995, which is a nonqualified plan that provides certain officers defined pension benefits in excess of limits imposed by federal tax law. The Company also sponsors a defined contribution savings plan covering substantially all employees with at least six months of service. The Company contributes 50% of the first 6% of salary contributed by employees. Participants vest in Company contributions over a four year period. The combined expense associated with employee benefit plans was $1,151, $1,031 and $515 in 1996, 1995 and 1994, respectively.

12.    Reinsurance Ceded

     In the normal course of business, the Company seeks to limit its exposure to loss by ceding reinsurance to retrocessionaires. In general, the Company retains a maximum of $1,000 on any one life for ordinary life insurance business with certain limited exceptions depending upon age and classification of the risk. Amounts in excess of the retention are ceded to a pool of retrocessionaires. From time to time, the Company has also entered into quota share retrocessional agreements. In general, the Company's policy in regard to group insurance business is to retain not more than $250 of liability on any one life insurance risk, $300 on any one accident or health insurance risk or, for special risk insurance, $1,000 on any one risk. The Company has agreements with group retrocessionaires primarily on an excess basis. Contracts for reinsurance ceded do not relieve the Company from its obligations under contracts for reinsurance assumed. Failure of retrocessionaires to honor their obligations could result in losses to the Company; however, no amounts are deemed uncollectible at December 31, 1996.

     Amounts receivable on reinsurance ceded are as follows:

                                                              1996       1995

  Future policy benefits under life insurance
    contracts                                             $213,001   $161,258
  Claims payable under life insurance
    contracts                                               19,752     13,602
  Accident and health insurance claims
    reserves                                                27,446     21,539
  Other policy benefits                                     14,478      1,701
  Acquisition costs payable                                  2,948     11,213
    Total amounts receivable on reinsurance ceded         $277,625   $209,313

    The Company's policy generally is to require collateral from those retrocessionaires not authorized to conduct reinsurance business in Connecticut, LRCA's domiciliary state, in an amount at least equal to the statutory reserves reinsured. Collateral is provided in the form of letters of credit and trust agreements. Amounts receivable from one retrocessionaire at December 31, 1996 accounted for 10.5% of total amounts receivable on reinsurance ceded and is fully collateralized.

    Policy benefits recovered on reinsurance ceded for the years ended December 31, 1996, 1995 and 1994 were $75,971, $90,435 and $55,415, respectively.


13.    Commitments and Contingencies

     Future lease commitments under noncancelable leases for the Company's premises are approximately $1,000 in each of the next five years and total $8,000.

     The Company and a ceding company are in arbitration concerning the terms of a reinsurance agreement. The Company does not believe that the outcome will have a material adverse effect on results of operations or financial position.

14.    Unaudited Quarterly Financial Data

       1996                       First    Second    Third    Fourth
                                 Quarter   Quarter  Quarter   Quarter    Total

       Policy revenues          $100,728  $104,467 $123,750  $122,047 $450,992

       Total revenues           $143,588  $133,603 $157,346  $158,005 $592,542
       Total benefits
         and expenses            119,871   117,638  141,273   137,669  516,451
       Income before federal
         income taxes             23,717    15,965   16,073    20,336   76,091
       Provision for federal
         income taxes              3,561     5,588    5,623     7,118   21,890
       Net income               $ 20,156  $ 10,377 $ 10,450   $13,218  $54,201
       Earnings per share:
          Net income            $   1.43  $    .74 $    .76   $   .95   $ 3.89


       1995

       Policy revenues          $ 92,564  $ 93,977 $ 94,232   $102,458 $383,231

       Total revenues           $114,481  $116,260 $121,916   $132,892 $485,549
       Total benefits
         and expenses            107,477   101,544  108,030    113,710  430,761
       Income before federal
         income taxes
         and extraordinary
         charge                    7,004    14,716   13,886     19,182   54,788
       Provision for federal
         income taxes              2,451     5,151    4,860      6,714   19,176
       Income before
         extraordinary
         charge                    4,553     9,565    9,026     12,468   35,612
       Extraordinary charge           --        --       --      1,004    1,004
       Net income               $  4,553  $  9,565 $  9,026    $11,464  $34,608
       Earnings per share:
         Income before
          extraordinary
          charge                $    .29  $    .63 $    .61    $   .87  $  2.39
         Extraordinary
          charge                      --        --       --        .07      .07
          Net income            $    .29  $    .63 $    .61    $   .80  $  2.32

       Due to changes in the number of average shares outstanding, quarterly earnings per share do not add to the total.

               Life Re Corporation and Subsidiaries
           Condensed Financial Information of Registrant
                            Schedule II

                        Life Re Corporation
                          Balance Sheets
                         (Parent Company)



December 31,                                                        1996     1995

                                                    (In thousands, except share data)

ASSETS

Investment in common stock of wholly owned subsidiaries (1)      $250,483 $243,335
Surplus debentures of wholly owned subsidiary (1)                 160,500  160,500
Securities available for sale                                         202   11,203
Short-term investments                                              1,699      630
Cash                                                                  175      151
Interest receivable on surplus debentures (1)                         608      724
Due from subsidiaries (1)                                              --    1,509
Other assets                                                       11,781    3,443
    Total assets                                                 $425,448 $421,495

LIABILITIES

Accrued expenses and other liabilities                           $  2,085 $  2,182
Due to subsidiaries (1)                                             8,252       --
Loans payable                                                     125,000  140,000
    Total liabilities                                             135,337  142,182


SHAREHOLDERS' EQUITY

Common stock (par value $.001 per share;
  authorized 40,000,000 shares; issued 15,700,935 and
  15,531,310 shares, respectively)                                     16       16
Paid in capital                                                   105,226  101,582
Net unrealized appreciation of securities                          24,854   49,403
Retained earnings                                                 206,822  158,075
Treasury stock - at cost (2,172,769 and
  1,557,969 shares, respectively)                                 (46,807) (29,763)
    Total shareholders' equity                                    290,111  279,313
    Total liabilities and shareholders' equity                   $425,448 $421,495

(1) Eliminated in consolidation.

    The condensed parent company financial statements should be read in conjunction with the consolidated financial statements of Life Re Corporation and Subsidiaries included elsewhere herein.

                            Life Re Corporation and Subsidiaries
                        Condensed Financial Information of Registrant
                                   Schedule II - continued

                                    Life Re Corporation
                                   Statements of Income
                                    (Parent Company)



Years Ended December 31,                           1996        1995       1994
                                                        (In thousands)
REVENUES

Interest income on surplus debentures of
  wholly owned subsidiary (1)                   $ 9,892     $11,402      9,445
Investment income                                   767       1,788      2,920
Realized investment gains (losses)               12,767          61     (2,300)
   Total revenues                                23,426      13,251     10,065

EXPENSES

Interest expense                                  8,356      10,743      9,103
Other operating expenses                          4,647       2,626      2,126
    Total expenses                               13,003      13,369     11,229
Income before income taxes,
  equity in undistributed earnings
  of wholly owned subsidiaries and
  extraordinary charge                           10,423        (118)    (1,164)
Provision for federal income taxes (benefit)          6         (42)        --
Income before equity in undistributed
  earnings of wholly owned subsidiaries
  and extraordinary charge                       10,417         (76)    (1,164)
Equity in earnings of subsidiaries (1)           43,784      35,688     35,482
Income before extraordinary charge               54,201      35,612     34,318
Extraordinary charge, net of tax benefit             --       1,004         --

NET INCOME                                      $54,201     $34,608    $34,318


(1) Eliminated in consolidation.

    The condensed parent company financial statements should be read in conjunction with the consolidated financial statements of Life Re Corporation and Subsidiaries included elsewhere herein.

    Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

                   Life Re Corporation and Subsidiaries
               Condensed Financial Information of Registrant
                          Schedule II - continued

                            Life Re Corporation
                         Statements of Cash Flows
                             (Parent Company)

Years Ended December 31,                           1996          1995       1994
                                                            (In thousands)

OPERATING ACTIVITIES

Net income                                     $ 54,201       $ 34,608     $34,318
Extraordinary charge                                             1,004
Adjustments to reconcile net income
 to net cash used by operating activities
 Equity in earnings of subsidiaries (1)         (43,784)       (35,688)    (35,482)
 Interest on surplus debentures of
 subsidiary (1)                                  (9,892)       (11,402)     (9,445)
 Realized gains on investments                  (12,767)           (61)      2,300
 Other                                              950            335         473
     Net cash used by operating activities      (11,292)       (11,204)     (7,836)

INVESTING ACTIVITIES

Purchases of securities                            (200)        (3,162)    (13,683)
Sales of securities                              25,057          5,266      25,069
Change in short-term investments                 (1,069)          (350)      4,589
Surplus debenture interest received from
 subsidiary (1)                                  10,008         19,400       2,305
Dividends received from subsidiary (1)           12,087         15,000          --
Repayment of surplus debenture principal
 by subsidiary (1)                                  --          10,000       5,000
Purchases of furniture and equipment, net         (829)           (878)       (733)

     Net cash provided by investing
     activities                                  45,054         45,276      22,547

FINANCING ACTIVITIES

Purchases of common stock for treasury         (16,861)       (29,497)          --
Proceeds from exercises of common stock
 options                                         3,570             --           --
Loan principal repayments                      (15,000)            --      (10,000)
Fees related to amendments
 to credit agreement                                --           (404)        (550)
Dividends on common stock                       (5,454)        (4,123)      (3,724)
Other                                                7              4           --
       Net cash used by financing activities   (33,738)       (34,020)     (14,274)
Increase in cash                                    24             52          437
Cash balance at beginning of period                151             99         (338)
Cash balance at end of period                 $    175       $    151     $     99

(1) Eliminated in consolidation.

    The condensed parent company financial statements should be read in conjunction with the consolidated financial statements of Life Re Corporation and Subsidiaries included elsewhere herein.

    Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.


ITEM 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.


                             PART III

ITEM 10

Directors and Executive Officers of the Registrant

   The information required by Item 10 is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1996.


ITEM 11

Executive Compensation

    The information required by Item 11 is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1996.


ITEM 12

Security Ownership of Certain Beneficial Owners and Management

    The information required by Item 12 is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1996.


ITEM 13

Certain Relationships and Related Transactions

    The information required by Item 13 is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1996.

                              PART IV
ITEM 14

Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed or incorporated by reference as part of this Form 10-K:

       1.   Financial Statements

            The audited consolidated financial statements of Life Re and the related auditor's report listed in the Index to Financial Statements and Financial Statement Schedule appearing on page 37.

       2.   Financial Statement Schedule

            The schedule listed in the Index to Financial Statements and Financial Statement Schedule appearing on page 65.

       3.   Exhibits

            The accompanying Exhibit Index appearing on page 72 is incorporated herein by reference. The exhibits listed in the
            Exhibit Index are filed or incorporated by reference as part of this Form 10-K.


(b) A Current Report on Form 8-K was filed with the Securities and Exchange Commission on October 21, 1996 regarding the acquisition of New American Life Insurance Company. No other reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended December 31, 1996.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                LIFE RE CORPORATION



  March 28, 1997                By:  /s/Rodney A. Hawes, Jr.
                                        Rodney A. Hawes, Jr.
                                       Chairman of the Board,
                                     Chief Executive Officer,
                                   Office of the Chairman and Director



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                              Chairman of the Board, Chief
/s/Rodney A. Hawes, Jr.       Executive Officer, Office of    March 28, 1997
   Rodney A. Hawes, Jr.       the Chairman and Director


                              Vice Chairman of the Board,
/s/Douglas M. Schair          Chief Investment Officer,       March 28, 1997
   Douglas M. Schair          Office of the Chairman and
                              Director


                              President, Chief Operating
/s/Jacques E. Dubois          Officer, Office of the          March 28, 1997
   Jacques E. Dubois          Chairman and Director


                              Executive Vice President,
/s/Chris C. Stroup            Chief Financial Officer,        March 28, 1997
   Chris C. Stroup            (principal accounting officer
                              and principal financial
                              officer) and Director

/s/Samuel V. Filoromo         Vice President - Operations     March 28, 1997
   Samuel V. Filoromo         and Director


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Carolyn K. McCandless      Director                        March 28, 1997
   Carolyn K. McCandless

/s/K. Fred Skousen            Director                        March 28, 1997
   K. Fred Skousen

/s/T. Bowring Woodbury, II    Director                        March 28, 1997
   T. Bowring Woodbury, II


                        LIFE RE CORPORATION
                           EXHIBIT INDEX

                                                         Sequential
Exhibit                                                  Page
Number      Description of Exhibit                       Number

2.01        Stock Purchase Agreement, dated as of April
            24, 1995, by and among John Deere Insurance
            Group, Inc., Tahoe Insurance Company, Rock
            River Insurance Company and Life Reassurance
            Corporation of America ("Life Reassurance"), incorporated by reference to Exhibit 2.1 of the Life Re Corporation (the "Company") Form
            10-Q for the quarterly period ended March 31, 1995, as filed with the Securities and Exchange Commission on May 15, 1995.

2.02        Stock Purchase Agreement, dated as of April
            2, 1996, by and between Bankers Multiple Line
            Insurance Company and Reassure America Life
            Insurance Company with respect to all of the outstanding capital stock of Modern American
            Life Insurance Company and Western Pioneer
            Life Insurance Company, incorporated by
            reference to Exhibit 2.1 of the Life Re
            Corporation Current Report on Form 8-K, Date of Report April 2, 1996, as filed with the Securities and Exchange Commission on April
            17, 1996.

2.03        Stock Purchase Agreement, dated as of June
            30, 1996, between Combined Insurance Company of America and Resource Financial
            Corporation, and, for purposes of Section 5.9 only, Life Re Corporation, incorporated by reference to Exhibit 2.02 of the Company's
            Form 10-Q for the quarterly period ended June
            30, 1996, as filed with the Securities and Exchange Commission on August 13, 1996.

2.04        Subscription Agreement and Letter of
            Investment Intent, dated as of June 30, 1996, between Resource Financial Corporation and
            Life Re Corporation, incorporated by
            reference to Exhibit 2.03 of the Company's
            Form 10-Q for the quarterly period ended June
            30, 1996, as filed with the Securities and Exchange Commission on August 13, 1996.

2.05        Stock Purchase Agreement, dated as of
            October 3, 1996, by and between Farmers and Merchants Insurance Company and Reassure
            America Life Insurance Company with respect to all of the outstanding capital stock of New American Life Insurance Company, incorporated by reference to Exhibit 2.1 of the Life Re Corporation Current Report on
            Form 8-K, Date of Report October 3, 1996, as filed with the Securities and Exchange
            Commission on October 21, 1996.

3.01 Certificate of Incorporation of the Company, dated June 1, 1988, incorporated by reference to Exhibit 3.1 of the Company's Registration
            Statement on Form S-1 (File No. 33-50556).

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

10.01       General Reassurance Company Coinsurance
            Treaty, dated as of January 1, 1981, between Massachusetts Indemnity and Life Insurance
            Company and General Reassurance Corporation, incorporated by reference to Exhibit 10.34 of the Company's Registration Statement on
            Form S-1 (File No. 33-50556).

10.02       Amended and Restated Reinsurance Agreement
            #7000-1, effective as of July 1, 1995,
            between Liberty Life Insurance Company and
            Life Reassurance, incorporated by reference to Exhibit 10.02 of the Company's Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange
            Commission on March 28, 1996.

10.03       Reinsurance Agreement #501-1 dated
            October 1, 1970, between The Guardian Life
            Insurance Company of America ("Guardian") and
            General Reassurance Corporation, incorporated by reference to Exhibit 10.37 of the Company's Registration Statement on Form S-1
            (File No. 33-50556).

10.04       Reinsurance Agreement #1348-1, dated
            January 2, 1980, between Guardian and General
            Reassurance Corporation, as amended,
            incorporated by reference to Exhibit 10.38 of the Company's Registration Statement on
            Form S-1 (File No. 33-50556).

10.05       Reinsurance Agreement #2249-2, dated
            July 1, 1982, between Guardian and General
            Reassurance Corporation, incorporated by reference to Exhibit 10.39 of the Company's
            Registration Statement on Form S-1 (File No.
            33-50556).

10.06       Reinsurance Agreement #2316-1, dated
            January 1, 1983, between Guardian and General
            Reassurance Corporation, incorporated by reference to Exhibit 10.40 of the Company's
            Registration Statement on Form S-1 (File No.
            33-50556).

10.07       Reinsurance Agreement #5380-1, dated
            April 1, 1986, between Guardian and Life
            Reassurance, incorporated by reference to
            Exhibit 10.41 of the Company's Registration
            Statement on Form S-1 (File No. 33-50556).

10.08       Reinsurance Agreement #5565-1, dated
            January 1, 1989, between Guardian and Life
            Reassurance, incorporated by reference to
            Exhibit 10.42 of the Company's Registration
            Statement on Form S-1 (File No. 33-50556).

10.09       Reinsurance Agreement #9000-1, dated
            September 30, 1993, between North American
            Company for Life and Health Insurance and
            Life Reassurance, incorporated by reference to Exhibit 10.21 of the Company's
            Registration Statement on Form S-1 (File No.
            33-70922).

10.10       Surplus Debenture No. 1 in the amount of
            $180,500,000, dated November 16, 1988, issued
            by First of Groves Life Insurance Company to the Company, incorporated by reference to
            Exhibit 10.16 of the Company's Registration
            Statement on Form S-1 (File No. 33-50556).

10.11 First Amendment to Surplus Debenture No. 01 of TexasRe Life Insurance Company (Formerly known as First of Groves Life Insurance
            Company), effective November 3, 1992,
            incorporated by reference to Exhibit 10.12 of the Company's Form 10-K for the year ended
            December 31, 1994, as filed with the
            Securities and Exchange Commission on March
            31, 1994.

10.12 Second Amendment to Surplus Debenture No. 01 of TexasRe Life Insurance Company (Formerly known as First of Groves Life Insurance
            Company), effective January 1, 1994,
            incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended
            December 31, 1994, as filed with the
            Securities and Exchange Commission on March
            31, 1995.

10.13 Third Amendment to Surplus Debenture No. 01 of TexasRe Life Insurance Company (Formerly known as First of Groves Life Insurance
            Company), effective November 1995,
            incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended
            December 31, 1995, as filed with the
            Securities and Exchange Commission on March
            28, 1996.

10.14       Surplus Debenture No. 2 in the amount of
            $80,000,000, dated November 16, 1988, issued
            by First of Groves Life Insurance Company to the Company, incorporated by reference to
            Exhibit 10.17 of the Company's Registration
            Statement on Form S-1 (File No. 33-50556).

10.15 First Amendment to Surplus Debenture No. 02 of TexasRe Life Insurance Company (Formerly known as First of Groves Life Insurance
            Company), effective November 3, 1992,
            incorporated by reference to Exhibit 10.15 of the Company's Form 10-K for the year ended
            December 31, 1994, as filed with the
            Securities and Exchange Commission on March
            31, 1995.

10.16 Second Amendment to Surplus Debenture No. 02 of TexasRe Life Insurance Company (Formerly known as First of Groves Life Insurance
            Company), effective January 1, 1994,
            incorporated by reference to Exhibit 10.16 of the Company's Form 10-K for the year ended
            December 31, 1994, as filed with the
            Securities and Exchange Commission on March
            31, 1995.

10.17 Third Amendment to Surplus Debenture No. 02 of TexasRe Life Insurance Company (Formerly known as First of Groves Life Insurance
            Company), effective November 6, 1995,
            incorporated by reference to Exhibit 10.17 of the Company's Form 10-K for the year ended
            December 31, 1995, as filed with the
            Securities and Exchange Commission on March
            28, 1996.

10.18       Employment Agreement, effective as of June 9,
            1995, between the Company and Rodney A.
            Hawes, Jr., incorporated by reference to
            Exhibit 10.18 of the Company's Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange
            Commission on March 28, 1996.

10.19       Employment Agreement, effective as of June 9,
            1995,  between the Company and Douglas M.
            Schair, incorporated by reference to Exhibit
            10.19 of the Company's Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 28, 1996.

10.20       Employment Agreement, effective as of June 9,
            1995, between the Company and Jacques E.
            Dubois, incorporated by reference to Exhibit
            10.20 of the Company's Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 28, 1996.

10.21       Life Re Corporation Stock Option Plan,
            effective November 3, 1992, incorporated by reference to Exhibit 10.17 of the Company's
            Form 10-K for the fiscal year ended December
            31, 1992, as filed with the Securities and Exchange Commission on March 31, 1993.

10.22       Life Reassurance and its Affiliates Employee
            Savings Plan, effective January 1, 1989, incorporated by reference to Exhibit 10.31 of the Company's Registration Statement on Form
            S-1 (File No. 33-50556).

10.23       Employees' Retirement Plan of Life
            Reassurance and its Affiliates, effective
            January 1, 1989, as amended on January 1,
            1991, incorporated by reference to Exhibit
            10.32 of the Company's Registration Statement on Form S-1 (File No. 33-50556).

10.24       Form of the Life Re Corporation Stock
            Investment Plan, incorporated by reference to
            Exhibit 4(e) of the Company's Registration
            Statement on Form S-8 (File No. 33-54138).

10.25       Form of the Company's Restricted Stock
            Purchase Agreement, incorporated by reference to Exhibit 10.33 of the Company's
            Registration Statement on Form S-1 (File No.
            33-50556).

10.26       Life Re Corporation 1993 Non-Employee
            Directors Stock Option Plan, effective June
            9, 1993, incorporated by reference to Exhibit
            28.1 of the Company's Form 10-Q for the
            quarterly period ended June 30, 1993, as filed with the Securities and Exchange
            Commission on August 16, 1993.

10.27 Amended and Restated Advisory Agreement, dated November 16, 1988, between Life
            Reassurance and Conseco Capital Management,
            Inc., incorporated by reference to Exhibit
            10.45 of the Company's Registration Statement on Form S-1 (File No. 33-50556).

10.28       October 1993 Amendment, dated October 1,
            1993, to Amended and Restated Advisory
            Agreement, dated November 16, 1988, between
            Life Reassurance and Conseco Capital
            Management, Inc., incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the year ended December 31, 1993, as filed with the Securities and Exchange
            Commission on March 31, 1994.

10.29 Advisory Agreement, dated December 31, 1991, between Life Reassurance and Liberty Capital
            Advisors, Inc., incorporated by reference to
            Exhibit 10.46 of the Company's Registration
            Statement on Form S-1 (File No. 33-50556).

10.30 Tax Allocation Agreement, effective as of the first day of the consolidated return taxable year beginning January 1, 1994 by and among the Company, TexasRe Life Insurance Company and Life Reassurance, incorporated by reference to Exhibit 10.1 of the Company's
            Form 10-Q for the quarterly period ended June
            30, 1995, as filed with the Securities and Exchange Commission on August 14, 1995.

10.31       Credit Agreement, dated as of October 27,
            1992, among the Company as the Borrower, various financial institutions, as the
            Lenders, Shawmut Bank Connecticut, N.A.
            (formerly Connecticut National Bank),
            Continental Bank N.A., and The Bank of New
            York as Co-Agents, and Continental Bank N.A., as Administrative Agent for the Lenders, and as Syndication Agent, incorporated by reference to Exhibit 10 of the Company's Form
            10-Q for the quarterly period ended September
            30, 1992, as filed with the Securities and Exchange Commission on December 10, 1992.

10.32 First Amendment Dated as of February 3, 1993 to Credit Agreement, dated as of October 27, 1992, among the Company as the Borrower, various financial institutions, as the
            Lenders, Shawmut Bank Connecticut, N.A.
            (formerly Connecticut National Bank),
            Continental Bank N.A., and The Bank of New
            York as Co-Agents, and Continental Bank N.A., as Administrative Agent for the Lenders, and as Syndication Agent, incorporated by reference to Exhibit 10.29 of the Company's
            Form 10-K for the year ended December 31, 1993, as filed with the Securities and Exchange Commission on March 31, 1994.

10.33       Waiver and Second Amendment Dated as of March
            17, 1993 to Credit Agreement, dated as of October 27, 1992, among the Company as the Borrower, various financial institutions, as the Lenders, Shawmut Bank Connecticut, N.A.
            (formerly Connecticut National Bank),
            Continental Bank N.A., and The Bank of New
            York as Co-Agents, and Continental Bank N.A., as Administrative Agent for the Lenders, and as Syndication Agent, as amended, incorporated by reference to Exhibit 10 of the Company's Form 10-Q for the quarterly period ended March 31, 1993, as filed with the Securities and Exchange Commission on May
            14, 1993.

10.34       Third Amendment Dated as of May 14, 1993 to
            Credit Agreement, dated as of October 27,
            1992, among the Company as the Borrower, various financial institutions, as the
            Lenders, Shawmut Bank Connecticut, N.A.
            (formerly Connecticut National Bank),
            Continental Bank N.A., and The Bank of New
            York as Co-Agents, and Continental Bank N.A., as Administrative Agent for the Lenders, and as Syndication Agent, as amended, incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarterly period ended June 30, 1993, as filed with the Securities and Exchange Commission on August
            16, 1993.

10.35 Consent dated as of July 9, 1993 to exclude surplus strain from the reinsurance transaction with North American Company for Life and Health Insurance from a covenant in the Credit Agreement, dated as of October 27, 1992, among the Company as the Borrower, various financial institutions, as the
            Lenders, Shawmut Bank Connecticut, N.A.
            (formerly Connecticut National Bank),
            Continental Bank N.A., and The Bank of New
            York as Co-Agents, and Continental Bank N.A., as Administrative Agent for the Lenders, and as Syndication Agent, as amended, incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarterly period ended June 30, 1993, as filed with the Securities and Exchange Commission on August
            16, 1993.

10.36 Fourth Amendment Dated as of February 1, 1994 to Credit Agreement, dated as of October 27, 1992, among the Company as the Borrower, various financial institutions, as the
            Lenders, Shawmut Bank Connecticut, N.A.
            (formerly Connecticut National Bank),
            Continental Bank N.A., and The Bank of New
            York as Co-Agents, and Continental Bank N.A., as Administrative Agent for the Lenders, and as Syndication Agent, as amended, incorporated by reference to Exhibit 10.1 of the Company's Form 8-K for an event reported on February 2, 1994, as filed with the Securities and Exchange Commission on
            February 14, 1994.

10.37 Consent dated as of August 4, 1994 to the creation of a Subsidiary to be organized under the laws of Bermuda and to exempt such Subsidiary from a certain covenant in the Credit Agreement, dated as of October 27,
            1992, among the Company, as the Borrower, various financial institutions, as the
            Lenders, Shawmut Bank Connecticut, N.A.
            (formerly The Connecticut National Bank),
            Continental Bank (formerly Continental Bank
            N.A.) and The Bank of New York, as Co-Agents, and Continental Bank, as Administrative Agent for the Lenders, and as Syndication Agent, as amended, subject to the pledge of the stock of such Subsidiary under the Pledge
            Agreement, dated November 3, 1992, among Life
            Re Corporation, Continental Bank as Agent, and Continental Trust Company, incorporated by reference to Exhibit 10.2 of the Company's
            Form 10-Q for the quarterly period ended June
            30, 1995, as filed with the Securities and Exchange Commission on August 14, 1995.

10.38 Consent dated as of July 12, 1995 to the acquisition by Life Reassurance of the stock of John Deere Life Insurance Company (now known as Reassure America Life Insurance
            Company) under the Credit Agreement, dated as of October 27, 1992, among the Company, as the Borrower, various financial institutions, as the Lenders, Shawmut Bank Connecticut,
            N.A. (formerly The Connecticut National
            Bank), Bank of America Illinois (formerly
            Continental Bank) and The Bank of New York as, Co-Agents, and Bank of America Illinois, as Administrative Agent for the Lenders, and as Syndication Agent, as amended, incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarterly period ended June 30, 1995, as filed with the Securities and Exchange Commission on August
            14, 1995.

10.39 Amended and Restated Credit Amendment dated as of November 2, 1995 among Life Re
            Corporation, as the Borrower, Various
            Financial Institutions, as the Lenders,
            Shawmut Bank Connecticut, N.A., Bank of
            America Illinois and The Bank of New York, as
            Co-Agents, and Bank of America National Trust and Savings Association, as Administrative
            Agent for the Lenders, incorporated by
            reference to Exhibit 10.01 of the Company's
            Form 10-Q for the quarterly period ended
            September 30, 1995, as filed with the
            Securities and Exchange Commission on
            November 14, 1995.

10.40 Form of Amended and Restated Pledge Amendment dated as of November 2, 1995 between Life Re
            Corporation, as the Pledgor, and Bank of America National Trust and Savings
            Association, as Administrative Agent for the Lenders, incorporated by reference to Exhibit
            10.02 of the Company's Form 10-Q for the quarterly period ended September 30, 1995, as filed with the Securities and Exchange
            Commission on November 14, 1995.

10.41       Investment Agreement, dated as of May 4,
            1993, by and among Life Reassurance,
            Consolidated Fidelity Life Insurance Company,
            Consolidated National Corporation,
            International Insurance Investors, L.P. and
            DLJ Merchant Banking, Inc., incorporated by reference to Exhibit 10.25 of the Company's
            Registration Statement on Form S-1 (File No.
            33-70922).

10.42       Amendment No. 1, dated as of December 20,
            1993, to the Investment Agreement, dated as of May 4, 1993, by and among Life
            Reassurance, Consolidated Fidelity Life
            Insurance Company, Consolidated National
            Corporation, International Insurance
            Investors, L.P. and DLJ Merchant Banking,
            Inc., incorporated by reference to Exhibit
            10.25 of the Company's Form 10-K for the year ended December 31, 1993, as filed with the Securities and Exchange Commission on March
            31, 1994.

10.43       Assumption Reinsurance Agreement, made as of
            May 31, 1996, between United Insurance
            Company of America and Reassure America Life
            Insurance Company, incorporated by reference to Exhibit 10.01 of the Company's Form 10-Q for the quarterly period ended June 30, 1996, as filed with the Securities and Exchange
            Commission on  August 13, 1996.

10.44       Reinsurance and Retrocession Agreement
            (Disability Policies), effective as of July
            1, 1996, between American Combined Life
            Insurance Company and Life Reassurance
            Corporation of America, incorporated by
            reference to Exhibit 10.02 of the Company's
            Form 10-Q for the quarterly period ended June
            30, 1996, as filed with the Securities and Exchange Commission on August 13, 1996.

10.45       Reinsurance and Retrocession Agreement (Life
            Policies), effective as of July 1, 1996, between American Combined Life Insurance
            Company and Life Reassurance Corporation of
            America, incorporated by reference to Exhibit
            10.03 of the Company's Form 10-Q for the quarterly period ended June 30, 1996, as filed with the Securities and Exchange
            Commission on  August 13, 1996.

10.46 Administration Agreement, effective as of July 1, 1996, by and among American Combined
            Life Insurance Company, Resource Financial
            Corporation and Life Reassurance Corporation of America, incorporated by reference to
            Exhibit 10.04 of the Company's Form 10-Q for the quarterly period ended June 30, 1996, as filed with the Securities and Exchange
            Commission on  August 13, 1996.

10.47       Consulting and Non-Compete Agreement,
            effective as of July 1, 1996, between Ryan
            Insurance Group, Inc. and Life Reassurance
            Corporation of America, incorporated by
            reference to Exhibit 10.05 of the Company's
            Form 10-Q for the quarterly period ended June
            30, 1996, as filed with the Securities and Exchange Commission on August 13, 1996.

10.48       Employment Agreement, effective as of June 1,
            1996, between the Company and Samuel V.
            Filoromo, incorporated by reference to
            Exhibit 10.06 of the Company's Form 10-Q for the quarterly period ended June 30, 1996, as filed with the Securities and Exchange
            Commission on  August 13, 1996.

10.49       Employment Agreement, effective as of June 1,
            1996, between the Company and Chris C.
            Stroup, incorporated by reference to Exhibit
            10.07 of the Company's Form 10-Q for the quarterly period ended June 30, 1996, as filed with the Securities and Exchange
            Commission on  August 13, 1996.

10.50       Employment Agreement, effective as of June 1,
            1996, between the Company and W. Weldon
            Wilson, incorporated by reference to Exhibit
            10.08 of the Company's Form 10-Q for the quarterly period ended June 30, 1996, as filed with the Securities and Exchange
            Commission on  August 13, 1996.

10.51       Life Re Corporation Supplemental Executive
            Retirement Plan, Effective: January 1, 1995, incorporated by reference to Exhibit 10.09 of the Company's Form 10-Q for the quarterly period ended June 30, 1996, as filed with the Securities and Exchange Commission on August
            13, 1996.

10.52       Severance Agreement, effective as of June 1,
            1996, between the Company and Tracy L.
            Rudolph, incorporated by reference to Exhibit
            10.10 of the Company's Form 10-Q for the quarterly period ended June 30, 1996, as filed with the Securities and Exchange
            Commission on  August 13, 1996.

10.53 Amendment to Employment Agreement, dated as of November 11, 1996, to the Employment
            Agreement, effective as of June 9, 1995, between the Company and Rodney A. Hawes, Jr., incorporated by reference to Exhibit 10.01 of the Company's Form 10-Q for the quarterly period ended September 30, 1996, as filed with the Securities and Exchange Commission on November 14, 1996.

10.54 Amendment to Employment Agreement, dated as of November 11, 1996, to the Employment
            Agreement, effective as of June 9, 1995, between the Company and Douglas M. Schair, incorporated by reference to Exhibit 10.02 of the Company's Form 10-Q for the quarterly period ended September 30, 1996, as filed with the Securities and Exchange Commission on November 14, 1996.

10.55 Amendment to Employment Agreement, dated as of November 11, 1996, to the Employment
            Agreement, effective as of June 9, 1995, between the Company and Jacques E. Dubois, incorporated by reference to Exhibit 10.03 of the Company's Form 10-Q for the quarterly period ended September 30, 1996, as filed with the Securities and Exchange Commission on November 14, 1996.

10.56       November 1994 Amendment to the Amended and
            Restated Advisory Agreement between Life
            Reassurance Corporation of America and
            Conseco Capital Management, Inc., effective as of November 1, 1994, incorporated by reference to Exhibit 10.04 of the Company's
            Form 10-Q for the quarterly period ended
            September 30, 1996, as filed with the
            Securities and Exchange Commission on
            November 14, 1996.

10.57       May 1995 Amendment to the Amended and
            Restated Advisory Agreement between Life
            Reassurance Corporation of America and
            Conseco Capital Management, Inc., effective as of May 31, 1995, incorporated by reference to Exhibit 10.05 of the Company's
            Form 10-Q for the quarterly period ended
            September 30, 1996, as filed with the
            Securities and Exchange Commission on
            November 14, 1996.

10.58       September 1996 Amendment to the Amended and
            Restated Advisory Agreement between Life
            Reassurance Corporation of America and
            Conseco Capital Management, Inc., effective as of September 15, 1996 , incorporated by reference to Exhibit 10.06 of the Company's
            Form 10-Q for the quarterly period ended
            September 30, 1996, as filed with the
            Securities and Exchange Commission on
            November 14, 1996.

10.59       Amendment Number One to Advisory Agreement
            Dated December 31, 1991 between Liberty
            Capital Advisors, Inc. and Life Reassurance
            Corporation of America, effective as of
            July 1, 1996, incorporated by reference to
            Exhibit 10.07 of the Company's Form 10-Q for the quarterly period ended September 30, 1996, as filed with the Securities and Exchange Commission on November 14, 1996.

10.60       Consent to extension of Commitment
            Termination Date, dated November 6, 1996, pursuant to the Amended and Restated Credit
            Amendment dated as of November 2, 1995 among Life Re Corporation, as the Borrower, Various
            Financial Institutions, as the Lenders,
            Shawmut Bank Connecticut, N.A., Bank of
            America Illinois and The Bank of New York, as
            Co-Agents, and Bank of America National Trust and Savings Association, as Administrative
            Agent for the Lenders, incorporated by
            reference to Exhibit 10.08 of the Company's
            Form 10-Q for the quarterly period ended
            September 30, 1996, as filed with the
            Securities and Exchange Commission on
            November 14, 1996.

10.61       Amendment Number One to the 1992 Life Re
            Corporation Stock Option Plan, dated
            March 7, 1995.

10.62       Amendment Number One to the Life Re
            Corporation 1993 Non-Employee Directors Stock
            Option Plan, dated January 1, 1997.

10.63       Form of Amendment Number One to Life Re
            Corporation Stock Option Plan Stock Option
            Agreement.

10.64       Amendment Number Two to the 1992 Life Re
            Corporation Stock Option Plan, dated
            January 1, 1997.

10.65 Life Re Corporation Annual Incentive Plan, dated November 3, 1994.

10.66       Life Re Corporation Long-Term Incentive
            Plan, dated November 3, 1994.

21.01 Subsidiaries of the Company, incorporated by reference to Exhibit 21.01 of the Company's
            Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 28, 1996.

23.01       Consent of Ernst & Young LLP.

27.01       Financial Data Schedule.