Form 10-Q
period 1997-03-31
LIFE RE CORP
filed 1997-05-15
CIK 890445

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark one)

X        QUARTERLY REPORT PURSUANT to SECTION 13 or 15(d)
              of the SECURITIES EXCHANGE ACT of 1934

          For the quarterly period ended March 31, 1997

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

Common stock outstanding ($.001 par value) as of April 30, 1997: 13,558,166 shares


                       TABLE OF CONTENTS

Item                                                         Page

                  PART I - FINANCIAL INFORMATION

 1  Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
    March 31, 1997 and December 31, 1996 . . . . . . . . . . . . . . 4

    Condensed Consolidated Statements
    of Income (Unaudited)
    Three months ended March 31, 1997 and 1996 . . . . . . . . . . . 5

    Condensed Consolidated Statements
    of Cash Flows (Unaudited)
    Three months ended March 31, 1997 and 1996 . . . . . . . . . . . 6

    Notes to Condensed Consolidated Financial
    Statements March 31, 1997 (Unaudited). . . . . . . . . . . . . . 7


 2  Management's Discussion and Analysis of
    Financial Condition and Results of Operations. . . . . . . . . . 9


                    PART II- OTHER INFORMATION


 6  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .12

Part I - Financial Information

Item 1

                Report of Independent Auditors


  The Board of Directors
  Life Re Corporation

  We have reviewed the accompanying condensed consolidated balance sheet of Life Re Corporation and subsidiaries as of March 31, 1997, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

  We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Life Re Corporation and subsidiaries as of December 31, 1996 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein) and in our report dated February 4, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                    /s/ ERNST & YOUNG LLP

  Stamford, Connecticut
  May 1, 1997

Item 1.
Life Re Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)



                                                     March 31,   December 31,
                                                       1997          1996
                                                        (In thousands,
                                                       except share data)

ASSETS

Fixed maturities - at fair value
 (amortized cost: $1,584,998 and
 $1,576,371, respectively)                        $1,578,210     $1,610,694
Equity securities - at fair value
 (cost: $20,841 and $20,841, respectively)            21,845         21,536
Assets held by ceding company under
 reinsurance treaty - at fair value
 (amortized cost: $106,820 and
 $105,519, respectively)                             108,286        110,246
Mortgage loans and real estate                         6,368          6,957
Short-term investments                                12,046         25,589
Policy loans                                          59,173         58,220
  Total investments                                1,785,928      1,833,242

Cash                                                  11,721          6,337
Accrued investment income                             31,679         31,963
Policy revenues receivable                           108,999        120,809
Amounts receivable on reinsurance ceded              262,436        277,625
Deferred policy acquisition costs                    233,320        223,972
 and value of business acquired
Other assets                                          24,980         25,372
  Total assets                                    $2,459,063     $2,519,320

LIABILITIES

Policy benefits                                   $1,951,140     $1,982,295
Acquisition costs payable                             30,824         34,059
Amounts due on reinsurance ceded                      27,611         25,526
Other liabilities                                     51,866         62,329
Loans payable                                        125,000        125,000
  Total liabilities                                2,186,441      2,229,209

SHAREHOLDERS' EQUITY

Common stock (par value $.001 per share;
 authorized 40,000,000 shares; issued 15,743,435
 and 15,700,935 shares, respectively)                     16             16
Paid in capital                                      106,140        105,226
Net unrealized (depreciation) appreciation
 of securities                                        (1,624)        24,854
Retained earnings                                    215,107        206,822
 Treasury stock - at cost (2,177,769 and
 2,172,769 shares, respectively)                     (47,017)       (46,807)
  Total shareholders' equity                         272,622        290,111
  Total liabilities and shareholders' equity      $2,459,063     $2,519,320


The accompanying notes are an integral component of the condensed consolidated financial statements.

Life Re Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

                                                       Three months ended
                                                            March 31,
                                                       1997          1996
                                                         (In thousands,
                                                     except per share data)

REVENUES

Policy revenues                                      $ 114,713   $ 100,728
Investment income                                       34,909      28,961
Realized investment gains                                  737      13,899
   Total revenues                                      150,359     143,588

BENEFITS AND EXPENSES

Policy benefits                                         82,190      78,853
Policy acquisition costs                                31,916      24,501
Interest credited to policyholder accounts              10,214       7,438
Interest expense                                         1,988       2,344
Other operating expenses                                 8,593       6,735
   Total benefits and expenses                         134,901     119,871

Income before federal income taxes                      15,458      23,717
Provision for federal income taxes                       5,410       3,561

NET INCOME                                           $  10,048   $  20,156

Earnings per share                                   $    0.71   $    1.43

Dividends per share                                  $    0.13   $    0.10

Weighted average common and common equivalent shares    14,108      14,121


The accompanying notes are an integral component of the condensed consolidated financial statements.


Life Re Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)



                                                        Three Months Ended
                                                             March 31,
                                                        1997          1996
                                                          (In thousands)

OPERATING ACTIVITIES

Net income                                             $ 10,048   $ 20,156
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Change in accrued investment income                       284       (949)
  Change in policy revenues receivable                   11,810      7,913
  Change in policy benefits                             (24,631)    11,199
  Change in reinsurance ceded balances                   17,274        (89)
  Interest credited to policyholder accounts             10,214      7,438
  Fees and charges deducted from policyholder accounts   (8,806)    (5,378)
  Deferral of policy acquisition costs                  (13,816)    (3,950)
  Amortization of policy acquisition costs and
   value of business acquired                             5,668      4,768
  Net realized gains on investments                        (737)   (13,899)
  Provision for deferred federal income taxes             4,651      2,662
  Depreciation and amortization                             892        (42)
  Other                                                  (1,739)    (6,933)
     Net cash provided by operating activities           11,112     22,896


INVESTING ACTIVITIES

Purchases of fixed maturities                           (85,176)   (90,146)
Sales of fixed maturities                                23,776     66,864
Maturities of fixed maturities                           52,109     18,844
Sales or redemptions of equity securities                           25,796
Change in short-term investments, policy loans and
 other investments                                       13,845    (23,292)
Other, net                                               (1,007)      (111)
     Net cash provided (used) by investing activities     3,547     (2,045)


FINANCING ACTIVITIES

Purchases of common stock for treasury                     (210)    (2,851)
Proceeds from exercises of common stock options             630      1,705
Loan principal repayments                                          (15,000)
Dividends on common stock                                (1,763)    (1,393)
Deposits to policyholder accounts                        13,880     10,304
Withdrawals from policyholder accounts                  (21,812)   (17,498)
     Net cash used by financing activities               (9,275)   (24,733)
Increase (decrease) in cash                               5,384     (3,882)
Cash, beginning of period                                 6,337      5,056
Cash, end of period                                    $ 11,721   $  1,174


The accompanying notes are an integral component of the condensed consolidated financial statements.

Life Re Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 1997
(Unaudited)

1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements of Life Re Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for a fair presentation of financial results, have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("FAS 128"), effective for years ending after December 15, 1997. FAS 128 will require the calculation and presentation on the face of the income statement of basic earnings per share and, if applicable, diluted earnings per share. Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The adoption of FAS 128 is not expected to have a material effect on reported earnings per share.

   Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

   All dollar amounts are reported in thousands, except per share data or unless otherwise specified.

2. Acquisitions

   As of June 30, 1996, the Company's subsidiary, Reassure America Life Insurance Company ("REALIC") acquired, for an adjusted purchase price of $16,433, 100% of the common stock of two subsidiaries of I.C.H. Corporation in a transaction accounted for as a purchase. The fair value of assets acquired, consisting primarily of invested assets, was $169,276, and the liabilities assumed, principally future policy benefits, aggregated $152,843. By December 31, 1996, these companies had been merged with and into REALIC.

   The following pro forma financial information has been prepared assuming REALIC's purchase of these two subsidiaries had occurred at the beginning of 1996 and reflects certain purchase accounting adjustments, including amortization of the value of business acquired, net of related income tax effects. The pro forma results are not necessarily indicative of the results that would have occurred had these transactions been consummated as of the assumed date nor are they necessarily indicative of future operating results.

                                       Three Months Ended
                                         March 31, 1996

   Revenues                                     $  147,778
   Net income                                   $   20,928
   Earnings per share                           $     1.48

3. Contingencies

   The Company and a ceding company are in arbitration concerning a reinsurance agreement. The Company does not believe that the outcome will have a material adverse effect on its results of operations or financial position.

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

   Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward looking statements. Such factors include, but are not limited to, general economic and business conditions which may impact the need and/or financial ability to obtain reinsurance, insurance or retrocessional reinsurance; changes in laws and government regulations applicable to Life Re Corporation and its subsidiaries (the "Company"); the ability of the Company to successfully implement its operating strategies; material fluctuations in interest rate levels; material changes in morbidity and mortality experience; material changes in the level of operating expenses; and the success or failure of certain of the Company's clients in premium writing.

Results of Operations

  During 1996, the Company, through Reassure America Life
Insurance Company, completed several transactions, (collectively
"Transactions") through which the Company acquired blocks of insurance in force. Together these Transactions increased total assets and liabilities by approximately $400 million.

  Net income was $10.0 million for the three months ended March
31, 1997 and $20.2 million for the same period last year. Included in the 1996 results was a realized gain of $13.5 million from the sale of a strategic investment. In conjunction therewith, the Company utilized existing tax net operating loss carryforwards to offset the taxes otherwise payable in connection with the gain and reversed an existing deferral tax valuation allowance, resulting in a tax benefit of $4.8 million. Income before federal income taxes and excluding realized gains was $14.7 million in 1997, a 50% increase over the prior year period. The increase is due to lower mortality in ordinary reinsurance and the contribution to Administrative Reinsurance(service mark) from the Transactions. These favorable results were partially offset by higher operating expenses and higher benefit costs within accident and health and special risk reinsurance pool participations.

  Policy revenues increased by $14.0 million, or 14%, to $114.7 million in 1997 from $100.7 million in last year's first quarter. Ordinary life reinsurance policy revenues increased by $5.5 million, or 9%, to $68.0 million mainly due to an increase in first year premiums. A
$4.7 million increase in Administrative Reinsurance(service mark) policy revenues is attributable to the Transactions. Future revenue growth from Administrative Reinsurance(service mark) is dependent upon the completion of similar transactions. Group policy revenues increased by $3.7 million, or 10%. A decrease in group life premiums was offset by increased volumes in accident and health and special risk reinsurance pools. The rate of growth experienced in group accident and health and special risk policy revenues is not expected to continue due to management's decision to selectively reduce or eliminate participation in certain pool arrangements to better balance the mix of risks reinsured. In addition, effective January
1, 1997, the Company entered into a quota share reinsurance agreement whereby 50% of most accident and health and special risk business written in 1997 will be retroceded to a pool of reinsurers. Although the effect was nominal in the first quarter, this agreement will further reduce accident and health and special risk premium volumes in the future.

  Investment income increased by 21% to $34.9 million as a result of assets received in conjunction with the Transactions partially offset by a decline in the weighted average portfolio yield rate to 7.6% from 7.7% for the comparable 1996 quarter.

  Policy benefits increased by $3.3 million period to period due to higher volumes of business in force, but, as a percentage of policy revenues, improved to 71% in 1997 from 78% in 1996. Improved mortality period to period was partially offset by a deterioration in group accident and health and special risk loss experience.

  Policy acquisition costs as a percentage of policy revenues were 28% for the 1997 quarter compared to 24% for the prior year quarter largely due to higher commission rates on special risk reinsurance pool participations.

  Interest credited to policyholder accounts increased to $10.2 million in 1997 from $7.4 million in 1996 corresponding to the growth in interest sensitive business resulting from the Transactions.

  Interest expense on loans payable declined by $.4 million as a result of a $15 million principal repayment in March 1996 and a decline in the weighted average variable rate to 6.0% from 6.3%.

  Other operating expenses increased by $1.9 million to $8.6 million due to higher fees for third party administration which are based on Administrative Reinsurance(service mark) in force volumes, which increased due to the Transactions. In addition, higher staffing levels caused an increase in salaries and employee benefit expense.

  Federal income taxes were provided at the federal statutory rate of 35% for 1997. The 1996 rate was 15% due to the previously mentioned tax benefit from the utilization of operating loss carryforwards.

Financial Condition and Liquidity

  Investments

  Invested assets totaled $1,785.9 million at March 31, 1997 compared to $1,833.2 million at December 31, 1996 largely due to an interest rate-related decline in fair value of $44.1 million.

  The Company's fixed maturity portfolio (including the fixed maturity securities which are included in assets held by ceding company under reinsurance treaty) constituted 94% of invested assets at March 31, 1997, of which $67.6 million, or 4% of invested assets, consisted of below investment grade securities. At March 31, 1997, the weighted average quality rating of the fixed maturities portfolio was "A", and no fixed maturities were in default.

  Liquidity

  Sources of liquidity are available to the Company in the form of cash and short-term investments and, if necessary, the sale of invested assets. The Company may enter into reverse repurchase agreements to fund short-term cash needs and can also borrow an additional $35.0 million under its revolving credit agreement.
Effective May 1, 1997, the credit agreement was amended to reduce the margin over an index rate that determines the amount of interest paid by the Company. In addition, the Company may defer the commencement of principal amortization until January 2001. As of March 31, 1997 and December 31, 1996, the weighted average interest rate on long-term debt was 6.1% and 6.0%, respectively. In addition to debt servicing and dividend obligations, the Company's financial obligations consist of policy benefit and acquisition costs, taxes and general operating expenses. Management believes that these obligations will be adequately provided for by policy revenues and investment income for the next twelve months.

  The ability of the Company to make principal and interest payments under its credit agreement as well as to continue to pay common stock dividends ultimately is dependent on the statutory earnings and surplus of the insurance subsidiaries. The transfer of funds from the subsidiaries to Life Re Corporation is subject to applicable insurance laws and regulations. The Company continues to buy shares of its common stock pursuant to a stock repurchase program approved by the Company's Board of Directors under which a total 3.0 million shares have been authorized for purchase. As of March 31, 1997, the Company had repurchased over 2.1 million shares for an aggregate purchase price of $45.9 million including $.2 million in the three months ended March 31, 1997.


Part II - Other Information

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

      10.01 Severance Agreement, effective as of December 17, 1996, between the Company and Robert L. Beisenherz.

      10.02 First Amendment dated as of April 29, 1997 to the Amended and Restated Credit Amendment dated as of November 2, 1995 among Life Re Corporation, as the Borrower, Various Financial Institutions, as the Lenders, Shawmut Bank Connecticut,
             N.A., Bank of America Illinois and The Bank of New York, as Co-Agents, and Bank of America National Trust and Savings Association, as Administrative Agent for the Lenders.

      23.01  Consent of Ernst & Young LLP.

      27.01  Financial Data Schedule.


     (b)     No Current Reports on Form 8-K were filed with the
             Securities and Exchange Commission during the quarter ended March 31, 1997.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Life Re Corporation


  Dated: May 14, 1997                      By: /s/ Chris C. Stroup
                                              Chris C. Stroup,
                                              Executive Vice President
                                               and Chief Financial Officer