Form 10-Q
period 1997-06-30
LIFE RE CORP
filed 1997-08-14
CIK 890445

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-11340

                               LIFE RE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          DELAWARE                                                   01-0437851
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)           (I.R.S. EMPLOYER IDENTIFICATION NO.)

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

COMMON STOCK OUTSTANDING ($.001 PAR VALUE) AS OF AUGUST 4, 1997: 13,596,466
SHARES

                                TABLE OF CONTENTS

Item                                                                                                  Page

                         PART I - FINANCIAL INFORMATION
 1       Financial Statements

         Independent Accountants' Review Report..........................................................3

         Condensed Consolidated Balance Sheets (Unaudited)
         June 30, 1997 and December 31, 1996.............................................................4

         Condensed Consolidated Statements
         of Income (Unaudited)
         Three and six months ended June 30, 1997 and 1996...............................................5

         Condensed Consolidated Statements
         of Cash Flows (Unaudited)
         Six months ended June 30, 1997 and 1996.........................................................6

         Notes to Condensed Consolidated Financial
         Statements June 30, 1997 (Unaudited)............................................................7


 2       Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................................................11


                           PART II- OTHER INFORMATION


 2       Changes in Securities..........................................................................17

 4       Submission of Matters to a Vote of
         Security Holders...............................................................................18

 6       Exhibits and Reports on Form 8-K...............................................................19

         Exhibit Index..................................................................................22

Part I -- Financial Information
Item 1

                     Independent Accountants' Review Report


The Board of Directors
Life Re Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Life Re Corporation and subsidiaries as of June 30, 1997, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the six months ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Life Re Corporation and subsidiaries as of December 31, 1996 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended (not presented herein) and in our report dated February 4, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                              /s/ ERNST & YOUNG LLP
                                              ERNST & YOUNG LLP

Stamford, Connecticut
July 29, 1997

PART I, ITEM 1.
LIFE RE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
-------------------------------------------------------------------------------

                                                                               JUNE 30,           DECEMBER 31,
                                                                                 1997                1996
                                                                                 ----                ----
                                                                                      (In thousands,
                                                                                    except share data)
ASSETS

Fixed maturities - at fair value
  (amortized cost: $1,644,229 and $1,576,371, respectively)                   $ 1,675,936         $ 1,610,694
Equity securities - at fair value
  (cost: $21,091 and $20,841, respectively)                                        22,260              21,536
Assets held by ceding company under reinsurance treaty - at fair value
  (amortized cost: $101,257 and $105,519, respectively)                           105,008             110,246
Mortgage loans and real estate                                                      5,672               6,957
Short-term investments                                                             46,445              25,589
Policy loans                                                                       58,991              58,220
                                                                              -----------         -----------
  Total investments                                                             1,914,312           1,833,242

Cash                                                                                9,072               6,337
Accrued investment income                                                          33,406              31,963
Policy revenues receivable                                                        125,306             120,809
Amounts receivable on reinsurance ceded                                           270,603             277,625
Deferred policy acquisition costs and value of business acquired                  241,100             223,972
Other assets                                                                       24,196              25,372
                                                                              -----------         -----------
  Total assets                                                                $ 2,617,995         $ 2,519,320
                                                                              ===========         ===========

LIABILITIES

Policy benefits                                                               $ 1,943,130         $ 1,982,295
Acquisition costs payable                                                          38,592              34,059
Amounts due on reinsurance ceded                                                   32,535              25,526
Other liabilities                                                                  71,358              62,329
Loans payable                                                                     125,000             125,000
                                                                              -----------         -----------
  Total liabilities                                                             2,210,615           2,229,209
                                                                              -----------         -----------

Corporation-obligated, mandatorily redeemable capital securities
  of subsidiary trust                                                             100,000
                                                                              -----------         -----------

COMMON SHAREHOLDERS' EQUITY

Common stock (par value $.001 per share;
  authorized 40,000,000 shares; issued 15,792,935
  and 15,700,935 shares, respectively)                                                 16                  16
Paid in capital                                                                   107,208             105,226
Net unrealized appreciation of securities                                          22,529              24,854
Retained earnings                                                                 225,389             206,822
Treasury stock - at cost (2,196,469 and 2,172,769
  shares, respectively)                                                           (47,762)            (46,807)
                                                                              -----------         -----------
  Total common shareholders' equity                                               307,380             290,111
                                                                              -----------         -----------
  Total liabilities and shareholders' equity                                  $ 2,617,995         $ 2,519,320
                                                                              ===========         ===========

The accompanying notes are an integral component of the condensed consolidated financial statements.

LIFE RE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
-------------------------------------------------------------------------------

                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                         JUNE 30,                   JUNE 30,
                                                                   1997          1996          1997          1996
                                                                   ----          ----          ----          ----
                                                                                   (In thousands,
                                                                                except per share data)
REVENUES

Policy revenues                                                  $122,608      $104,467      $237,321      $205,195
Investment income                                                  36,328        28,325        71,237        57,286
Realized investment gains                                           1,052           811         1,789        14,710
                                                                 ---------     --------      --------      --------
  Total revenues                                                  159,988       133,603       310,347       277,191
                                                                 ---------     --------      --------      --------

BENEFITS AND EXPENSES

Policy benefits                                                    86,422        74,468       168,612       153,321
Policy acquisition costs                                           36,312        27,516        68,228        52,017
Interest credited to policyholder accounts                          7,929         7,158        18,143        14,596
Interest expense                                                    1,993         2,064         3,981         4,408
Distributions on capital securities                                   606                         606
Other operating expenses                                            8,191         6,432        16,784        13,167
                                                                 ---------     --------      --------      --------
  Total benefits and expenses                                     141,453       117,638       276,354       237,509
                                                                 ---------     --------      --------      --------

Income before federal income taxes                                 18,535        15,965        33,993        39,682
Provision for federal income taxes                                  6,488         5,588        11,898         9,149
                                                                 ---------     --------      --------      --------

NET INCOME                                                       $ 12,047      $ 10,377      $ 22,095      $ 30,533
                                                                 ========      ========      ========      ========

Earnings per common share                                        $   0.85      $   0.74      $   1.57      $   2.17
                                                                 ========      ========      ========      ========

Dividends per common share                                       $   0.13      $   0.10      $   0.26      $   0.20
                                                                 ========      ========      ========      ========

Weighted average common and common equivalent shares               14,091        14,053        14,095        14,087
                                                                 ========      ========      ========      ========

The accompanying notes are an integral component of the condensed consolidated financial statements.

LIFE RE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
-------------------------------------------------------------------------------

                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                    1997              1996
                                                                                    ----              ----
                                                                                        (In thousands)
OPERATING ACTIVITIES

Net income                                                                        $  22,095        $  30,533
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Change in accrued investment income                                              (1,443)          (1,768)
    Change in policy revenues receivable                                             (4,497)          (3,790)
    Change in policy benefits                                                       (10,348)          17,782
    Change in reinsurance ceded balances                                             14,031            1,996
    Interest credited to policyholder accounts                                       18,143           14,596
    Fees and charges deducted from policyholder accounts                            (18,178)         (11,048)
    Deferral of policy acquisition costs                                            (28,782)         (12,778)
    Amortization of policy acquisition costs and value of business acquired           9,710            8,362
    Net realized gains on investments                                                (1,789)         (14,710)
    Provision for deferred federal income taxes                                      10,209            7,610
    Depreciation and amortization                                                       443              167
    Other                                                                            13,928           (6,764)
                                                                                  ---------       ----------
      Net cash provided by operating activities                                      23,522           30,188
                                                                                  ---------       ----------

INVESTING ACTIVITIES

Purchases of fixed maturities                                                      (223,166)        (242,235)
Sales of fixed maturities                                                           127,389          122,227
Maturities of fixed maturities                                                       28,295           40,554
Sales or redemptions of equity securities                                                             26,300
Change in short-term investments,  policy loans and other investments               (19,837)         (17,830)
Cash received for acquisitions and in force reinsurance transactions                                  87,662
Other, net                                                                           (1,218)            (652)
                                                                                  ---------       ----------
      Net cash (used) provided by investing activities                              (88,537)          16,026
                                                                                  ---------       ----------

FINANCING ACTIVITIES

Purchases of common stock for treasury                                                 (956)         (14,146)
Proceeds from exercises of common stock options                                       1,982            2,322
Issuance of corporation-obligated, mandatorily redeemable
  capital securities of subsidiary trust, net of issuance costs                      99,034
Loan principal repayments                                                                            (15,000)
Dividends on common stock                                                            (3,528)          (2,748)
Deposits to policyholder accounts                                                    25,180           19,232
Withdrawals from policyholder accounts                                              (53,962)         (37,436)
                                                                                  ---------       ----------
      Net cash provided (used) by financing activities                               67,750          (47,776)
                                                                                  ---------       ----------
Increase (decrease) in cash                                                           2,735           (1,562)
Cash, beginning of period                                                             6,337            5,056
                                                                                  ---------       ----------
Cash, end of period                                                               $   9,072        $   3,494
                                                                                  =========        =========

The accompanying notes are an integral component of the condensed consolidated financial statements.

ITEM 1.
LIFE RE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
(UNAUDITED)
-------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Life Re Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for a fair presentation of financial results, have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

         All dollar amounts are reported in thousands except per share data or unless otherwise specified.

         NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), effective for years ending after December 15, 1997. FAS 128 will require the calculation and presentation on the face of the income statement of basic earnings per share and, if applicable, diluted earnings per share. Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The adoption of FAS 128 is not expected to have a material effect on reported earnings per share.

ITEM 1.
LIFE RE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
(UNAUDITED)
-------------------------------------------------------------------------------

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), effective for years beginning after December 15, 1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. FAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements and requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The adoption of FAS 130 will not affect results of operations or financial position, but will affect their presentation and disclosure. However, the Company has not completed its analysis of the impact of implementing this new standard.

         Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), effective for years beginning after December 15, 1997. FAS 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. FAS 131 also requires information about revenues from products or services, countries where the company has operations or assets and major customers. The adoption of FAS 131 will not affect results of operations or financial position, but will affect the disclosure of segment information. However, the Company has not completed its analysis of the impact of implementing this new standard.

2.       ACQUISITIONS AND REINSURANCE TRANSACTION

         As of June 30, 1996, the Company's subsidiary, Reassure America Life Insurance Company ("REALIC") acquired, for an adjusted purchase price of $16,433, 100%

ITEM 1.
LIFE RE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
(UNAUDITED)
-------------------------------------------------------------------------------

         of the common stock of two subsidiaries of I.C.H. Corporation in a transaction accounted for as a purchase. The fair value of assets acquired, consisting primarily of invested assets, was $169,276, and the liabilities assumed, principally future policy benefits, aggregated $152,843. By December 31, 1996, these companies had been merged with and into REALIC.

         The following pro forma financial information has been prepared assuming REALIC's purchase of these two subsidiaries had occurred at the beginning of 1996 and reflects certain purchase accounting adjustments, including amortization of the value of business acquired, net of related income tax effects. The pro forma results are not necessarily indicative of the results that would have occurred had these transactions been consummated as of the assumed date nor are they necessarily indicative of future operating results. The pro forma results reflect realized investment gains and other income of the acquired companies of $1,495.

                                                                  Six Months Ended
                                                                    June 30, 1996
                                                                    -------------
              Revenues                                                 $285,806
              Net income                                               $ 32,601
              Earnings per share                                       $   2.31

         The Company has an agreement to acquire a 79% interest in American Merchants Life Insurance Company ("AML") through the purchase of 79% of the common stock of AML's parent company, AML Acquisition Company, for cash consideration of approximately $12,600. The transaction will be accounted for as a purchase and is expected to close in the third quarter of 1997. At June 30, 1997, AML had statutory-basis assets of approximately $125,000.

         Effective July 1, 1997, the Company entered into a reinsurance agreement with UNUM Life Insurance Company of America, a subsidiary of UNUM Corporation, to coinsure and administer a block of insurance in force consisting of life insurance and annuity contracts with statutory-basis reserves at June 30, 1997 of approximately $102,000.

ITEM 1.
LIFE RE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
(UNAUDITED)
-------------------------------------------------------------------------------

3.       ISSUANCE OF CORPORATION-OBLIGATED, MANDATORILY REDEEMABLE CAPITAL
         SECURITIES

         On June 6, 1997, the Company completed a private placement under Rule 144A of the Securities Act of 1933 of $100,000 of 8.72% capital securities of Life Re Capital Trust I ("Trust"), a subsidiary of the Company. Distributions are cumulative and payable in arrears beginning December 15, 1997. The securities have a maturity date of June 15, 2027 and may be redeemed, at the option of the Company, at any time on or after June 15, 2007. Payments on the securities are fully and unconditionally guaranteed by the Company. The securities have an effective interest rate of 8.75%. The assets of the Trust consist of junior subordinated debentures issued by the Company which have terms that parallel the terms of the capital securities.

4.       CONTINGENCIES

         The Company and a ceding company are in arbitration concerning a reinsurance agreement. The Company does not believe that the outcome will have a material adverse effect on its results of operations or financial position.

ITEM 2.
LIFE RE CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

       With the exception of historical information, the matters contained in the following analysis are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of earnings, revenues, income or loss, capital expenditures, plans for future operations and financing needs or plans, as well as assumptions relating to the foregoing.

       Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward looking statements. Such factors include, but are not limited to, general economic and business conditions which may impact the need and/or financial ability to obtain reinsurance, insurance or retrocessional reinsurance; changes in laws and government regulations applicable to Life Re Corporation and Subsidiaries (the "Company"); the ability of the Company to successfully implement its operating strategies; material fluctuations in interest rate levels; material changes in mortality and morbidity experience; material changes in the level of operating expenses; and the success or failure of certain of the Company's clients in premium writing.

RESULTS OF OPERATIONS

       During 1996, the Company, through its subsidiary, Reassure America Life Insurance Company ("REALIC"), completed several transactions, (collectively "Transactions") through which the Company acquired blocks of insurance in force. Together these Transactions increased total assets and liabilities by approximately $400 million in 1996.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

       Net Income totaled $22.1 million for the six months ended June 30, 1997 compared to $30.5 million for the same period last year. Included in the 1996 results was an after-tax realized gain of $13.5 million from the sale of a strategic investment. In conjunction therewith, the Company utilized existing tax net operating loss carryforwards to offset the taxes otherwise payable in connection with the gain and reversed an existing deferred tax valuation allowance, resulting in a tax benefit of $4.8 million. Income before federal income taxes and excluding realized investment gains was $20.9 million in the current six month period compared to $16.3 million in the same period last year. The increase in earnings is largely attributable to comparatively favorable mortality and higher in force volumes in ordinary life reinsurance and contributions from Administrative Reinsurance(SM)

ITEM 2.
LIFE RE CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

as a result of the Transactions. These favorable results were partially offset by higher morbidity in the group accident and health and special risk pool business. Morbidity experience within the group accident and health and special risk pool business is not expected to improve materially in the near term.

       Policy revenues increased by $32.1 million, or 16%, to $237.3 million in 1997 from $205.2 million in 1996. Ordinary life reinsurance policy revenues increased by $16.8 million, or 13%, to $145.6 million due to an increase in first year premiums of $12.5 million and higher renewal premiums resulting from higher in force amounts. An increase in Administrative Reinsurance(SM) policy revenues of $11.3 million is attributable to the Transactions. Future revenue growth from Administrative Reinsurance(SM) is dependent on the completion of similar transactions.

       Group policy revenues increased by $4.0 million, or 6%. Premiums of $8.2 million in the 1997 period were generated from the automobile credit reinsurance agreement effective July 1996. Group life premiums declined by $3.8 million period to period due to treaty terminations. Group accident and health and special risk premiums were level period to period as a result of a selective reduction in certain pool participations and an agreement, effective January 1, 1997, to retrocede 50% of most accident and health and special risk business attributable to the 1997 underwriting year to a pool of reinsurers. Due to pool participation reductions and this reinsurance agreement, these premium volumes will decline in the future.

       Investment income increased by 24% to $71.2 million as a result of assets received in conjunction with the Transactions and the automobile credit reinsurance agreement, slightly offset by a decrease in the weighted average portfolio yield rate, which was 7.55% and 7.63% at June 30, 1997 and 1996, respectively. Future investment income growth is dependent, among other factors, on the completion of additional Administrative Reinsurance(SM) transactions and continued growth in ordinary life reinsurance and automobile credit reinsurance business.

       Policy benefits increased by $15.3 million from the prior period due to higher volumes of business in force; however, as a percentage of policy revenues, policy benefits improved to 71% in 1997 from 75% in 1996. Improved mortality in ordinary life reinsurance was partially offset by a deterioration in group accident and health and special risk morbidity experience.

ITEM 2.
LIFE RE CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

       Policy acquisition costs as a percentage of policy revenues were 29% for the six months ended June 30, 1997 compared to 25% for the same period of 1996. The increase is largely due to higher ultimate commission rates on ordinary life reinsurance.

       Interest credited to policyholder accounts increased to $18.1 million in 1997 from $14.6 million in 1996 corresponding to the growth in interest sensitive business resulting from the Transactions, partially offset by a revised estimate of certain bonus interest provisions.

       Interest expense declined by $.4 million as a result of a $15.0 million principal repayment in March 1996 and a decline in the weighted average variable rate to 6.0% from 6.3%.

        Distributions on capital securities of $.6 million were incurred from the issuance in June 1997 of $100 million of 8.72% capital securities by a subsidiary trust as further described in the Financial Condition and Liquidity section (see Note 3 of Notes to Condensed Consolidated Financial Statements).

       Other operating expenses increased by $3.6 million to $16.8 million largely due to higher fees for third party administration which are based on Administrative Reinsurance(SM) in force volumes, which increased due to the Transactions. Salary and employee benefit expense increased due to higher staffing levels.

       Federal income taxes were provided at the federal statutory rate of 35% for 1997. The 1996 rate was 23% due to the previously mentioned tax benefit from utilization of operating loss carryforwards.

Second Quarter of 1997 Compared to Second Quarter of 1996

       Net income increased by $1.7 million to $12.1 million from $10.4 million in the second quarter of 1996. Included in these results were realized investment gains, after tax, of $.7 million and $.5 million, respectively. Income before federal income taxes and excluding realized investment gains was $17.5 million in the current quarter compared to $15.2 million in 1996. The increase is mainly attributable to higher in force volumes in ordinary life reinsurance, contributions to Administrative Reinsurance (SM) from the Transactions and investment income from the automobile credit business. These results were partially offset by higher morbidity costs within the accident and health and special risk reinsurance pool business.

ITEM 2.
LIFE RE CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

       Policy revenues increased by $18.1 million, or 17%, to $122.6 million in 1997 from $104.5 million in last year's second quarter. Ordinary life reinsurance policy revenues increased by $11.2 million, or 17%, to $78.0 million mainly due to an increase in first year premiums. A $6.6 million increase in Administrative Reinsurance(SM) policy revenues is attributable to the Transactions.

       Group policy revenues were essentially level period to period. A decrease in group life and accident and health and special risk reinsurance premiums was offset by an increase in automobile credit reinsurance premiums. The decrease in group accident and health and special risk policy revenues is a result of management's decision to selectively reduce or eliminate participation in certain pool arrangements. In addition, effective January 1, 1997, the Company entered into a quota share reinsurance agreement whereby 50% of most accident and health and special risk business written in the 1997 underwriting year will be retroceded to a pool of reinsurers. This agreement reduced accident and health and special risk reinsurance premiums by approximately $4.0 million for the quarter.

       Investment income increased by 28% to $36.3 million as a result of assets received in conjunction with the Transactions and the automobile credit reinsurance agreement partially offset by a decline in the weighted average portfolio yield rate.

       Policy benefits increased by $11.9 million period to period due to higher volumes of business in force, but, as a percentage of policy revenues, improved slightly in 1997 from 1996. Improved mortality in ordinary life reinsurance was partially offset by a deterioration in group accident and health and special risk morbidity experience.

       Policy acquisition costs as a percentage of policy revenues were 30% for the 1997 quarter compared to 26% for the prior year quarter largely due to higher ultimate commission rates on ordinary life reinsurance.

       Interest credited to policyholder accounts increased to $7.9 million in 1997 from $7.2 million in 1996 corresponding to the growth in interest sensitive business resulting from the Transactions partially offset by a revised estimate of certain bonus interest provisions.

        Distributions on capital securities of $.6 million were incurred from the issuance in June 1997 of $100 million of 8.72% capital securities by a subsidiary trust as further described in the Financial Condition and Liquidity section (see Note 3 of Notes to Condensed Consolidated Financial Statements).

ITEM 2.
LIFE RE CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

       Other operating expenses increased by $1.8 million to $8.2 million largely due to higher third party administration fees resulting from higher Administrative Reinsurance(SM) in force volumes. Higher staffing levels caused an increase in salaries and employee benefits expense.

FINANCIAL CONDITION AND LIQUIDITY

       INVESTMENTS

       Invested assets grew to $1,914.3 million at June 30, 1997 from $1,833.2 million at December 31, 1996 as a result of the issuance of $100 million of capital securities and the reinvestment of operating cash flow of $23.5 million, partially offset by net withdrawals from policyholder accounts of $28.8 million and a $3.1 million interest rate-related fair value decline.

       The Company's fixed maturity portfolio (including the fixed maturity securities which are included in assets held by ceding company under reinsurance treaty) constituted 93% of invested assets at June 30, 1997, of which $71.1 million, or 3.7% of invested assets, consisted of below investment grade securities. At June 30, 1997, the weighted average quality rating of the fixed maturities portfolio was "A", and no fixed maturities were in default.

       LIQUIDITY

       The Company's liquidity and capital position was enhanced during the quarter by the issuance of capital securities resulting in additional available funds of approximately $99.0 million. Of this amount, $75.0 million was contributed to the Company's subsidiary, Life Reassurance Corporation of America, with the intent to use it for Administrative Reinsurance(SM) transactions and ordinary life reinsurance growth.

       Sources of liquidity are available to the Company in the form of cash and short-term investments and, if necessary, the sale of invested assets. The Company may enter into reverse repurchase agreements to fund short-term cash needs and can also borrow an additional $35.0 million under its revolving credit agreement. Effective May 1, 1997, the credit agreement was amended to reduce the margin over an index rate that determines the amount of interest paid by the Company. In addition, the Company may defer the commencement of principal amortization until January 2001. As of June 30, 1997 and December 31, 1996, the weighted average interest rate on long-term debt was 6.0%. In addition to debt servicing and dividend obligations, the Company's financial obligations

ITEM 2.
LIFE RE CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

consist of policy benefit and acquisition costs, taxes and general operating expenses. Management believes that these obligations will be adequately provided for by policy revenues and investment income for the next twelve months.

       The ability of the Company to make principal and interest payments under its credit agreement and fund capital security distributions as well as to continue to pay common stock dividends ultimately is dependent on the statutory earnings and surplus of the insurance subsidiaries. The transfer of funds from the subsidiaries to Life Re Corporation is subject to applicable insurance laws and regulations. The Company continues to buy shares of its common stock pursuant to a stock repurchase program approved by the Company's Board of Directors under which a total 3.0 million shares have been authorized for purchase. As of June 30, 1997, the Company had repurchased approximately 2.2 million shares for an aggregate purchase price of $46.6 million including $.7 million in the three months ended June 30, 1997.

RECENT TRANSACTIONS

       In the third quarter of 1997, the Company completed a reinsurance transaction and expects to complete an acquisition which, together, will increase assets by approximately $235.0 million (see Note 2 of "Notes to Condensed Consolidated Financial Statements").

NEW ACCOUNTING PRONOUNCEMENTS

       In 1997, the Financial Accounting Standards Board issued Statements No. 128, 130 and 131. These statements concern the calculation of earnings per share and the presentation of comprehensive income and segment reporting, respectively. These statements will not affect the Company's financial condition or results of operations (see Note 1 of "Notes to Condensed Consolidated Financial Statements").

PART II - OTHER INFORMATION


ITEM 2

CHANGES IN SECURITIES

         (c) On June 6, 1997, Life Re Corporation (the "Company") completed a private placement under Rule 144A of the Securities Act of 1933, as amended (the "Act") of $100 million of 8.72% Capital Securities of Life Re Capital Trust I (the "Trust"), a subsidiary of the Company, at $1,000 per Capital Security. Each Capital Security will pay cumulative distributions at the annual rate of 8.72% of the stated $1,000 amount per Capital Security, payable semi-annually in arrears beginning December 15, 1997, and will have a maturity date of June 15, 2027. Payments on the Capital Securities are fully and unconditionally guaranteed by the Company. Both Standard & Poor's Rating Service and Duff & Phelps Credit Rating Co. assigned a "BBB" (Triple-B) rating to the Capital Securities.

                  The Capital Securities were initially sold to BancAmerica Securities, Inc. ("BancAmerica") who in turn sold the Capital Securities to qualified institutional buyers and institutional accredited investors (as such terms are defined under Rule 144A and Regulation D of the Act). For its services, the Company paid BancAmerica an aggregate amount of $875,000.

                  The holders of the Capital Securities have voting rights generally limited to those matters affecting the Capital Securities. The Company has agreed that if there occurs an event of default under the terms of its guarantee or certain other operative documents related thereto, or if the Company elects to defer payment of interest on those certain junior subordinated debentures of the Company which are held in trust by the Trust for the benefit of the holders of the Capital Securities, it will not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock, or generally make any principal, interest or other similar payments on any of its debt securities and/or guarantees that rank pari passu with or junior in right of payment to the junior subordinated debentures of the Company referred to above.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The meeting was held on May 15, 1997 and it was the Annual Meeting of Stockholders.

         (b) The meeting involved the election of directors and the following directors were each elected to serve a three (3) year term:

                  Jacques E. Dubois
                  K. Fred Skousen

                  The name of each other director whose term of office as a director continued after the meeting is as follows:

                  Rodney A. Hawes, Jr.                        Chris C. Stroup
                  Douglas M. Schair                           Carolyn K. McCandless
                  Samuel V. Filoromo                          T. Bowring Woodbury, II

         (c) Two (2) matters were voted upon at the meeting: (i) the election of directors and; (ii) the ratification of the appointment of independent auditors for the year 1997.

                  (i)      ELECTION OF DIRECTORS:

                           Nominee                            Votes For         Votes Withheld
                           -------                            ---------         --------------
                           Jacques E. Dubois                  12,703,873        55,450

                           K. Fred Skousen                    12,703,773        55,550

                  (ii)     RATIFICATION OF AUDITORS:

                           Votes For        Votes Against              Abstentions
                           ---------        -------------              -----------
                           12,755,081       2,555                      1,687

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  3.01     Certificate of Incorporation of Life Re Corporation
                           (the "Company"), dated June 1, 1988, incorporated by reference to Exhibit 3.1 of the Company's
                           Registration Statement on Form S-1 (File No.
                           33-50556).

                  3.02 Amendment to the Certificate of Incorporation of the Company, dated November 10, 1988, incorporated by reference to Exhibit 3.5 of the Company's
                           Registration Statement on Form S-1 (File No. 33-
                           50556).

                  3.03 Amendment to the Certificate of Incorporation of the Company, dated December 9, 1988, incorporated by reference to Exhibit 3.6 of the Company's
                           Registration Statement on Form S-1 (File No. 33-
                           50556).

                  3.04 Amendment to the Certificate of Incorporation of the Company, dated December 27, 1988, incorporated by reference to Exhibit 3.7 of the Company's
                           Registration Statement on Form S-1 (File No. 33-
                           50556).

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

ITEM 6

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

                  4.02     Company's Agreement to File Indenture.

                  10.01    Second Amendment dated as of June 30, 1997 to the
                           Amended and Restated Credit Amendment dated as of November 2, 1995 among Life Re Corporation, as the
                           Borrower, Various Financial Institutions, as the
                           Lenders, Shawmut Bank Connecticut, N.A., Bank of
                           America Illinois and The Bank of New York, as Co-
                           Agents, and Bank of America National Trust and
                           Savings Association, as Administrative Agent for the
                           Lenders.

                  23.01    Acknowledgment Letter of Ernst & Young LLP.

                  27.01    Financial Data Schedule.

         (b) A Current Report on Form 8-K was filed with the Securities and Exchange Commission on June 10, 1997 reporting that the Company, through its subsidiary, Life Re Capital Trust I, sold in a private placement in reliance on Rule 144A $100 million of 8.72% Capital Securities of such Trust, at $1,000 per Security. No other reports on Form 8-K were filed during the three months ended June 30, 1997.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Life Re Corporation




Dated:  August 13, 1997                       By:/s/Chris C. Stroup
                                                 ------------------
                                                   Chris C. Stroup,
                                                   Executive Vice President
                                                    and Chief Financial Officer

                                  EXHIBIT INDEX



         4.02     Company's Agreement to File Indenture.

         10.01    Second Amendment dated as of June 30, 1997 to the Amended and
                  Restated Credit Amendment dated as of November 2, 1995 among
                  Life Re Corporation, as the Borrower, Various Financial
                  Institutions, as the Lenders, Shawmut Bank Connecticut, N.A.,
                  Bank of America Illinois and The Bank of New York, as
                  Co-Agents, and Bank of America National Trust and Savings
                  Association, as Administrative Agent for the Lenders.

         23.01    Acknowledgment Letter of Ernst & Young LLP.

         27.01    Financial Data Schedule.