Form 10-Q
period 1997-09-30
LIFE RE CORP
filed 1997-11-13
CIK 890445

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     of the SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     of the SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Common stock outstanding ($.001 par value) as of November 3, 1997: 13,634,316 shares

                                TABLE OF CONTENTS

Item                                                                        Page

                         PART I - FINANCIAL INFORMATION

 1    Financial Statements

      Independent Accountants' Review Report ............................     1

      Condensed Consolidated Balance Sheets (Unaudited)
      September 30, 1997 and December 31, 1996 ..........................     2

      Condensed Consolidated Statements
      of Income (Unaudited)
      Three and nine months ended September 30, 1997 and 1996 ...........     3

      Condensed Consolidated Statements
      of Cash Flows (Unaudited)
      Nine months ended September 30, 1997 and 1996 .....................     4

      Notes to Condensed Consolidated Financial
      Statements September 30, 1997 (Unaudited) .........................     5

 2    Management's Discussion and Analysis of
      Financial Condition and Results of Operations .....................     9


                           PART II - OTHER INFORMATION


 6    Exhibits and Reports on Form 8-K ..................................    14

      Exhibit Index .....................................................    16

PART I - FINANCIAL INFORMATION

ITEM 1
                     Independent Accountants' Review Report

The Board of Directors
Life Re Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Life Re Corporation and subsidiaries as of September 30, 1997, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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





                                    /s/ ERNST & YOUNG LLP
                                    ----------------------------
                                    ERNST & YOUNG LLP

Stamford, Connecticut
October 30, 1997

PART I, ITEM 1.
LIFE RE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)



                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                             1997            1996
                                                                          -----------     -----------
                                                                                 (In thousands,
                                                                                except share data)
ASSETS

Fixed maturities - at fair value
     (amortized cost: $1,845,770 and $1,576,371, respectively)            $ 1,916,823     $ 1,610,694
Equity securities - at fair value
     (cost: $25,901 and $20,841, respectively)                                 27,330          21,536
Assets held by ceding company under reinsurance treaty - at fair value
     (amortized cost: $102,160 and $105,519, respectively)                    108,313         110,246
Mortgage loans and real estate                                                 12,518           6,957
Short-term investments                                                         19,952          25,589
Policy loans                                                                   71,510          58,220
                                                                          -----------     -----------
     Total investments                                                      2,156,446       1,833,242

Cash                                                                            5,652           6,337
Accrued investment income                                                      35,866          31,963
Policy revenues receivable                                                    131,565         120,809
Amounts receivable on reinsurance ceded                                       277,821         277,625
Deferred policy acquisition costs and value of business acquired              280,249         223,972
Other assets                                                                   20,793          25,372
                                                                          -----------     -----------
     Total assets                                                         $ 2,908,392     $ 2,519,320
                                                                          ===========     ===========

LIABILITIES

Policy benefits                                                           $ 2,142,277     $ 1,982,295
Acquisition costs payable                                                      42,236          34,059
Amounts due on reinsurance ceded                                               41,940          25,526
Other liabilities                                                             112,973          62,329
Loans payable                                                                 125,000         125,000
                                                                          -----------     -----------
     Total liabilities                                                      2,464,426       2,229,209
                                                                          -----------     -----------

Corporation-obligated, mandatorily redeemable capital securities
     of subsidiary trust                                                      100,000
                                                                          -----------     -----------

COMMON SHAREHOLDERS' EQUITY

Common stock (par value $.001 per share;
     authorized 40,000,000 shares; issued 15,830,785
     and 15,700,935 shares, respectively)                                          16              16
Paid in capital                                                               107,974         105,226
Net unrealized appreciation of securities                                      47,278          24,854
Retained earnings                                                             236,460         206,822
Treasury stock - at cost (2,196,469 and 2,172,769
     shares, respectively)                                                    (47,762)        (46,807)
                                                                          -----------     -----------
     Total common shareholders' equity                                        343,966         290,111
                                                                          -----------     -----------
     Total liabilities and shareholders' equity                           $ 2,908,392     $ 2,519,320
                                                                          ===========     ===========

The accompanying notes are an integral component of the condensed consolidated financial statements.

LIFE RE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


                                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                                            SEPTEMBER 30,          SEPTEMBER 30,
                                                        --------------------    --------------------
                                                          1997        1996        1997        1996
                                                        --------    --------    --------    --------
                                                                       (In thousands,
                                                                    except per share data)
REVENUES

Policy revenues                                         $123,573    $123,750    $360,894    $328,945
Investment income                                         38,784      32,587     110,021      89,873
Realized investment gains                                  1,069       1,009       2,858      15,719
                                                        --------    --------    --------    --------
     Total revenues                                      163,426     157,346     473,773     434,537
                                                        --------    --------    --------    --------

BENEFITS AND EXPENSES

Policy benefits                                           83,914      92,307     252,526     245,628
Policy acquisition costs                                  36,911      29,578     105,139      81,595
Interest credited to policyholder accounts                10,485       9,523      28,628      24,119
Interest expense                                           2,007       2,042       5,988       6,450
Distributions on capital securities                        2,180                   2,786
Other operating expenses                                   8,169       7,823      24,953      20,990
                                                        --------    --------    --------    --------
     Total benefits and expenses                         143,666     141,273     420,020     378,782
                                                        --------    --------    --------    --------

Income before federal income taxes                        19,760      16,073      53,753      55,755
Provision for federal income taxes                         6,917       5,623      18,815      14,772
                                                        --------    --------    --------    --------

NET INCOME                                              $ 12,843    $ 10,450    $ 34,938    $ 40,983
                                                        ========    ========    ========    ========

Earnings per common share                               $   0.90    $   0.76    $   2.47    $   2.94
                                                        ========    ========    ========    ========

Dividends per common share                              $   0.13    $   0.10    $   0.39    $   0.30
                                                        ========    ========    ========    ========

Weighted average common and common equivalent shares      14,314      13,826      14,167      13,931
                                                        ========    ========    ========    ========

The accompanying notes are an integral component of the condensed consolidated financial statements.

LIFE RE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                    -----------------------
                                                                                      1997          1996
                                                                                    ---------     ---------
                                                                                         (In thousands)
OPERATING ACTIVITIES

Net income                                                                          $  34,938     $  40,983
Adjustments to reconcile net income to net cash
     provided by operating activities:
         Change in accrued investment income                                           (2,299)       (2,562)
         Change in policy revenues receivable                                          (9,734)          974
         Change in policy benefits                                                    (21,449)       39,436
         Change in reinsurance ceded balances                                          16,984         7,537
         Interest credited to policyholder accounts                                    28,629        24,119
         Fees and charges deducted from policyholder accounts                         (25,878)      (20,081)
         Deferral of policy acquisition costs                                         (44,842)      (18,878)
         Amortization of policy acquisition costs and value of business acquired       17,676         8,042
         Net realized gains on investments                                             (2,858)      (15,719)
         Provision for deferred federal income taxes                                   14,096         6,514
         Depreciation and amortization                                                    954           614
         Other                                                                         34,432       (13,772)
                                                                                    ---------     ---------
            Net cash provided by operating activities                                  40,649        57,207
                                                                                    ---------     ---------

INVESTING ACTIVITIES

Purchases of fixed maturities                                                        (448,793)     (323,307)
Purchases of equity securities                                                         (4,200)      (15,200)
Sales of fixed maturities                                                             222,942       133,040
Maturities of fixed maturities                                                         54,256        64,003
Sales or redemptions of equity securities                                                            26,300
Change in short-term investments,  policy loans and other investments                   6,312        18,830
Cash received for acquisitions and in force reinsurance transactions, net              82,040        88,722
Other, net                                                                             (1,750)         (723)
                                                                                    ---------     ---------
            Net cash used by investing activities                                     (89,193)       (8,335)
                                                                                    ---------     ---------

FINANCING ACTIVITIES

Purchases of common stock for treasury                                                   (956)      (16,253)
Proceeds from exercises of common stock options                                         2,748         3,391
Issuance of corporation-obligated, mandatorily redeemable
     capital securities of subsidiary trust, net of issuance costs                     99,034
Loan principal repayments                                                                           (15,000)
Short-term borrowings                                                                                20,000
Dividends on common stock                                                              (5,300)       (4,101)
Deposits to policyholder accounts                                                      37,881        33,580
Withdrawals from policyholder accounts                                                (85,548)      (54,641)
                                                                                    ---------     ---------
            Net cash provided (used) by financing activities                           47,859       (33,024)
                                                                                    ---------     ---------
(Decrease) increase in cash                                                              (685)       15,848
Cash, beginning of period                                                               6,337         5,056
                                                                                    ---------     ---------
Cash, end of period                                                                 $   5,652     $  20,904
                                                                                    =========     =========

The accompanying notes are an integral component of the condensed consolidated financial statements.

ITEM 1.
LIFE RE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Life Re Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for a fair presentation of financial results, have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

      All dollar amounts are reported in thousands except per share data or unless otherwise specified.

      NEW ACCOUNTING PRONOUNCEMENTS

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), effective for years ending after December 15, 1997. FAS 128 requires the calculation and presentation on the face of the income statement of basic earnings per share and, if applicable, diluted earnings per share. Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The implementation of FAS 128 is not expected to have a material effect on reported EPS.

ITEM 1.
LIFE RE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)
--------------------------------------------------------------------------------


      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), effective for years beginning after December 15, 1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. FAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements and requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The implementation of FAS 130 will not affect results of operations or financial position, but will affect their presentation and disclosure. However, the Company has not completed its analysis of the impact of implementing this new standard.

      Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), effective for years beginning after December 15, 1997. FAS 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. FAS 131 also requires information about revenues from products or services, countries where the company has operations or assets and major customers. The implementation of FAS 131 will not affect results of operations or financial position, but will affect the disclosure of segment information. However, the Company has not completed its analysis of the impact of implementing this new standard.

2.    ACQUISITIONS AND REINSURANCE TRANSACTION

      As of June 30, 1996, the Company's subsidiary, Reassure America Life Insurance Company ("REALIC") acquired, for an adjusted purchase price of $16,433, 100% of the common stock of two subsidiaries of I.C.H. Corporation in a transaction accounted for as a purchase. The fair value of assets acquired, consisting primarily of invested assets, was $169,276, and the liabilities assumed, principally future policy benefits, aggregated

ITEM 1.
LIFE RE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)
--------------------------------------------------------------------------------


      $152,843. By December 31, 1996, these two companies had been merged with and into REALIC.

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

                                                Nine Months Ended
                                                September 30, 1996
                                                ------------------
      Revenues                                       $ 443,213
      Net income                                     $  42,575
      Earnings per share                             $    3.06

      Effective July 1, 1997, the Company entered into a reinsurance agreement with UNUM Life Insurance Company of America and First UNUM Life Insurance Company, subsidiaries of UNUM Corporation, to coinsure and administer a block of insurance in force with liabilities for future policy benefits under life insurance and annuity contracts totaling approximately $115,000. Assets, principally cash, totaling approximately $105,000 were transferred to the Company.

      On September 30, 1997 the Company acquired, in a transaction accounted for as a purchase, a 79% interest in American Merchants Life Insurance Company ("AML") through the purchase of 79% of the common stock of AML's parent company, AML Acquisition Company, for a purchase price of approximately $13,000. In conjunction with the purchase, the Company repaid $9,800 of long-term debt of AML Acquisition Company. At September 30, 1997, the assets of AML, consisting primarily of invested assets, had a fair value of approximately $145,000 and the liabilities, principally future policy benefits under life insurance and annuity contracts, aggregated approximately $132,000. The assets and liabilities of AML are included in the Company's consolidated balance sheet at September 30, 1997. The transaction had no effect on results of operations for the three or nine month periods.

ITEM 1.
LIFE RE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)
--------------------------------------------------------------------------------



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

ITEM 2.
LIFE RE CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


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

     Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward looking statements. Such factors include, but are not limited to, general economic and business conditions which may impact the need and/or financial ability to obtain reinsurance, insurance or retrocessional reinsurance; changes in laws and government regulations applicable to Life Re Corporation and Subsidiaries (the "Company"); the ability of the Company to successfully implement its operating strategies; material fluctuations in interest rate levels; material changes in mortality and morbidity experience; material changes in persistency; material changes in the level of operating expenses; and the success or failure of certain of the Company's clients in premium writing.

RESULTS OF OPERATIONS

     During 1997 and 1996, the Company completed several transactions through which it acquired blocks of insurance in force (collectively "Transactions"). The 1997 Transactions, which were the purchase of AML Acquisition Company and a coinsurance agreement with UNUM Life Insurance Company of America and First UNUM Life Insurance Company, increased total assets by approximately $240 million. The 1996 Transactions increased total assets by approximately $400 million.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     Net Income totaled $34.9 million for the nine months ended September 30, 1997 compared to $41.0 million for the same period last year. Included in the 1996 results was an after-tax realized gain of $13.5 million from the sale of a strategic investment. In conjunction therewith, the Company utilized existing tax net operating loss carryforwards to offset the taxes otherwise payable in connection with the gain and reversed an existing deferred tax valuation allowance, resulting in a tax benefit of $4.8 million. Income before federal income taxes and excluding realized investment gains was $50.9 million in the current nine month period compared to $40.0 million in the same period last year. The increase in earnings is largely attributable to higher in force volumes in ordinary life reinsurance and comparatively favorable mortality, contributions from Administrative Reinsurance(SM) as a result of the 1996 Transactions and income from an automobile credit

ITEM 2.
LIFE RE CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


reinsurance agreement effective July 1996. These favorable results were partially offset by higher morbidity in the group accident and health and special risk pool business. Morbidity experience within the group accident and health and special risk pool business is not expected to improve materially in the near term.

     Policy revenues increased by $32.0 million, or 10%, to $360.9 million in 1997 from $328.9 million in 1996. Ordinary life reinsurance policy revenues increased by $25.5 million, or 13%, to $224.8 million due to an increase in first year premiums of $17.5 million and higher renewal premiums resulting from higher in force amounts. An increase in Administrative Reinsurance(SM) policy revenues of $11.4 million is attributable to the Transactions. Future revenue growth from Administrative Reinsurance(SM) is dependent on the completion of similar transactions.

     Group policy revenues decreased by $4.9 million, or 4%. Of the group policy revenues, premiums of $13.3 million in the 1997 period were generated from automobile credit reinsurance. Group life premiums declined by $7.2 million period to period due to treaty terminations. Group accident and health and special risk premiums decreased by $11.0 million, or 11%, primarily as a result of an agreement, effective January 1, 1997, to retrocede 50% of 1997 group accident and health and special risk reinsurance risks. Also contributing to the decline were reductions in certain pool participations which were offset by higher premium from remaining business. In October 1997, the Company announced its withdrawal from the group accident and health and special risk pool reinsurance marketplace. The Company will not renew or accept new participations in group accident and health and special risk pools. The Company anticipates a decline in policy revenues in these lines of approximately 20% for the full year 1997 from 1996 policy revenues, 50% in 1998 from 1997 policy revenues and 80% in 1999 from 1998 policy revenues, as the existing business runs off. The Company expects no adverse financial impact from its withdrawal from this business.

     Investment income increased by 22% to $110.0 million as a result of assets received in conjunction with the Transactions, the automobile credit reinsurance agreement and proceeds from the Company's June 1997 issuance of capital securities, offset by a decrease in the weighted average portfolio yield rate, which was 7.49% and 7.61% at September 30, 1997 and 1996, respectively. Future investment income growth is dependent on, among other factors, the completion of additional Administrative Reinsurance(SM) transactions and continued growth in ordinary life reinsurance and automobile credit reinsurance business.

     Policy benefits increased by $6.9 million from the prior period due to higher volumes of business in force; however, as a percentage of policy revenues, policy benefits improved to 70% in 1997 from 75% in 1996. Contributing to the lower percentage is a shift in the mix of business from excess reinsurance to first dollar quota share reinsurance; under first dollar quota share reinsurance, typically a higher proportion of the reinsurance premium funds acquisition costs and a lesser proportion funds mortality costs. Also, improved mortality in ordinary life reinsurance was partially offset by a deterioration in group accident and health and special risk morbidity experience.

ITEM 2.
LIFE RE CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


     Policy acquisition costs as a percentage of policy revenues were 29% for the nine months ended September 30, 1997 compared to 25% for the same period of 1996. The increase is largely due to higher ultimate commission rates on ordinary life reinsurance resulting from the shift of the mix of business.

     Interest credited to policyholder accounts increased to $28.6 million in 1997 from $24.1 million in 1996 corresponding to the growth in interest sensitive business resulting from the Transactions. These results were partially offset by a revised estimate of certain bonus interest provisions and the lapsation of business in force.

     Interest expense declined by $.5 million as a result of a $15.0 million principal repayment in March 1996 and a decline in the weighted average variable rate to 6.0% from 6.2%.

      Distributions on capital securities of $2.8 million were incurred from the issuance in June 1997 of $100 million of 8.72% capital securities by a subsidiary trust as further described in the Financial Condition and Liquidity section (see Note 3 of "Notes to Condensed Consolidated Financial Statements").

     Other operating expenses increased by $4.0 million to $25.0 million partly as a result of increased fees for third party administration of Administrative Reinsurance(SM), which fees increased as a result of greater in force volumes resulting from the Transactions. The Company's higher compensation costs also contributed to the increase in operating expenses.

     Federal income taxes were provided at the federal statutory rate of 35% for 1997. The 1996 rate was 27% due to the previously mentioned tax benefit from utilization of operating loss carryforwards.

     THIRD QUARTER OF 1997 COMPARED TO THIRD QUARTER OF 1996

     Net income increased by $2.4 million to $12.8 million from $10.4 million in the third quarter of 1996 including realized investment gains, after tax, of $.7 million in each year. Income before federal income taxes and excluding realized investment gains was $18.7 million in the current quarter compared to $15.1 million in 1996. The increase is mainly attributable to higher in force volumes in ordinary life reinsurance and higher investment income attributable to the 1996 Transactions and the automobile credit business. These results were partially offset by higher morbidity costs within the accident and health and special risk reinsurance pool business.

     Policy revenues were basically level at $123.6 million. Ordinary life reinsurance policy revenues increased by $8.7 million, or 12%, to $79.3 million mainly due to an increase in first year premiums.

ITEM 2.
LIFE RE CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


     Group policy revenues decreased by $8.9 million, or 19%, to $37.5 million. A decrease in group life and accident and health and special risk reinsurance premiums was partially offset by an increase in automobile credit reinsurance premiums. The decrease in group accident and health and special risk policy revenues is a result of the quota share reinsurance agreement which reduces accident and health and special risk reinsurance premiums by approximately $7.0 million for the quarter, and management's decision to selectively reduce or eliminate participation in certain pool arrangements.

     Investment income increased by 19% to $38.8 million as a result of assets received in conjunction with the Transactions and proceeds from the Company's June 1997 issuance of capital securities partially offset by a decline in the weighted average portfolio yield rate.

     Policy benefits decreased by $8.4 million period to period largely due to lower volume in accident and health and special risk reinsurance. As a percentage of policy revenues, policy benefits decreased to 68% from 75% due to the shift in the mix of business from excess reinsurance to first dollar quota share reinsurance, partially offset by a deterioration in group accident and health and special risk morbidity.

     Policy acquisition costs as a percentage of policy revenues were 30% for the 1997 quarter compared to 24% for the prior year quarter largely due to higher ultimate commission rates on ordinary life reinsurance resulting from the shift of the mix of business.

     Interest credited to policyholder accounts increased to $10.5 million in 1997 from $9.5 million in 1996 corresponding to the growth in interest sensitive business resulting from the Transactions, partially offset by the run-off of business in force and slightly lower interest crediting rates.

      Distributions on capital securities of $2.2 million were incurred from the issuance in June 1997 of $100 million of 8.72% capital securities by a subsidiary trust as further described in the Financial Condition and Liquidity section (see Note 3 of "Notes to Condensed Consolidated Financial Statements").

     Other operating expenses increased by $.3 million to $8.2 million largely due to higher compensation costs.

FINANCIAL CONDITION AND LIQUIDITY

     INVESTMENTS

     Invested assets grew to $2,156.4 million at September 30, 1997 from $1,833.2 million at December 31, 1996 as a result of the issuance of $100 million of capital securities, net assets of

ITEM 2.
LIFE RE CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


approximately $200.0 million received from the 1997 Transactions, the reinvestment of operating cash flows of $40.6 million and a $38.8 million interest rate related fair value increase, partially offset by net withdrawals from policyholder accounts of $47.7 million.

     The Company's fixed maturity portfolio (including the fixed maturity securities which are included in assets held by ceding company under reinsurance treaty) constituted 94% of invested assets at September 30, 1997, of which $69.0 million, or 3.2% of invested assets, consisted of below investment grade securities. At September 30, 1997, the weighted average quality rating of the fixed maturities portfolio was "A" and no fixed maturities were in default.

     LIQUIDITY

     Sources of liquidity are available to the Company in the form of cash and short-term investments and, if necessary, the sale of invested assets. The Company may enter into reverse repurchase agreements to fund short-term cash needs and can also borrow an additional $35.0 million under its revolving credit agreement. Effective May 1, 1997, the credit agreement was amended to reduce the margin over an index rate that determines the amount of interest paid by the Company. In addition, the Company may defer the commencement of principal amortization until January 2001. As of September 30, 1997 and December 31, 1996, the weighted average interest rate on long-term debt was 6.0%. In addition to debt servicing and dividend obligations, the Company's financial obligations consist of policy benefit and acquisition costs, taxes and general operating expenses. Management believes that these obligations will be adequately provided for by policy revenues and investment income for the next twelve months.

     The ability of the Company to make principal and interest payments under its credit agreement and fund capital security distributions as well as to continue to pay common stock dividends ultimately is dependent on the statutory earnings and surplus of the insurance subsidiaries. The transfer of funds from the subsidiaries to Life Re Corporation is subject to applicable insurance laws and regulations. Pursuant to a stock repurchase program approved by the Company's Board of Directors under which a total 3.0 million shares have been authorized for purchase, the Company has repurchased approximately 2.2 million shares for an aggregate purchase price of $46.6 million.

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

PART II - OTHER INFORMATION

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            3.01 Restated Certificate of Incorporation of Life Re Corporation (the "Company"), dated November 13, 1997.

            3.02  By-Laws of the Company, dated August 5, 1992.

            4.01 Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (File No. 33-50556).

            4.02 Company's Agreement to File Indenture, incorporated by reference to Exhibit 4.02 of the Company's Form 10-Q for the Quarterly Period Ended June 30, 1997.

            10.01 Form of Amendment No. 1 to Promissory Note as Executed by
                  Certain Officers of the Company.

            23.01 Acknowledgment Letter of Ernst & Young LLP.

            27.01 Financial Data Schedule.

      (b) The Company did not file a Current Report on Form 8-K with the Securities and Exchange Commission during the three months ended September 30, 1997.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Life Re Corporation




Dated: November 13, 1997            By: /s/ Chris C. Stroup
                                       ---------------------------
                                       Chris C. Stroup,
                                       Executive Vice President
                                       and Chief Financial Officer

                                  EXHIBIT INDEX



      3.01 Restated Certificate of Incorporation of Life Re Corporation (the "Company"), dated November 13, 1997.

      3.02  By-Laws of the Company, dated August 5, 1992.

      4.01 Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (File No. 33-50556).

      4.02  Company's Agreement to File Indenture, incorporated by reference to
            Exhibit 4.02 of the Company's Form 10-Q for the Quarterly Period Ended June 30, 1997.

      10.01 Form of Amendment No. 1 to Promissory Note as Executed by Certain Officers and Director of the Company.

      23.01 Acknowledgment Letter of Ernst & Young LLP.

      27.01 Financial Data Schedule.