Form 10-K405
period 1997-12-31
LIFE RE CORP
filed 1998-03-30
CIK 890445

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

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
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

      969 HIGH RIDGE ROAD, STAMFORD, CT                            06905
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 321-3000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                      -----------------------------------------
         COMMON STOCK, $.001 PAR VALUE                          NEW YORK STOCK EXCHANGE
6% ADJUSTABLE CONVERSION-RATE EQUITY SECURITY UNITS             NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 26, 1998, the aggregate market value of Common Stock, $.001 par value held by non-affiliates was $1,069,508,203.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

     As of March 26, 1998, 17,279,279 shares of Common Stock, $.001 par value were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement for the 1998 Annual Meeting which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 1997.

================================================================================

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                                 PART I
  1    Business....................................................
  2    Properties..................................................
  3    Legal Proceedings...........................................
  4    Submission of Matters to a Vote of Security Holders.........

                                 PART II
  5    Market for Registrant's Common Equity and Related
       Stockholder Matters.........................................
  6    Selected Financial Data.....................................
  7    Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................
  8    Financial Statements and Supplementary Data.................
  9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................

                                PART III
 10    Directors and Executive Officers of the Registrant..........
 11    Executive Compensation......................................
 12    Security Ownership of Certain Beneficial Owners and
       Management..................................................
 13    Certain Relationships and Related Transactions..............

                                 PART IV
 14    Exhibits, Financial Statement Schedules, and Reports on Form
       8-K.........................................................

                                     PART I

ITEM 1  BUSINESS

     Life Re Corporation ("Life Re" or the "Company"), through its principal wholly-owned subsidiary, Life Reassurance Corporation of America ("Life Reassurance"), provides ordinary and group life reinsurance in the United States. Life Reassurance has specialized in providing life reinsurance since its formation in 1967.

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

     Life Re's two core lines of business are traditional life reinsurance, which involves the transfer of mortality risks on new sales from primary (or ceding) insurers of ordinary and group life insurance to the Company, and Administrative Reinsurance(SM), which involves the acquisition of blocks of life insurance in force and, frequently, the assumption of administrative responsibility by the Company.

     In July 1995, Life Reassurance acquired all of the common stock of John Deere Life Insurance Company (since renamed Reassure America Life Insurance Company or "REALIC") from two subsidiaries of Deere & Company for an adjusted purchase price of $33.3 million, to serve as the Company's initial platform for Administrative Reinsurance(SM). With the acquisition of REALIC, the Company obtained primary insurance licenses and began outsourcing administrative services for primary insurance in force on a variable cost basis. During 1997 the Company entered into reinsurance agreements covering in force business of Allianz Life Insurance Company of North America and UNUM Life Insurance Company of America, and acquired 79% of AML Acquisition Company, the owner of American Merchants Life Insurance Company ("AML"). In addition, during February 1998 the Company acquired Mission Life Insurance Company ("Mission Life") and announced its agreement to acquire Lincoln Liberty Life Insurance Company ("Lincoln Liberty Life") and First Delaware Life Insurance Company ("First Delaware Life").

     TexasRe, Life Reassurance, REALIC and AML are sometimes referred to herein collectively as the "Subsidiaries."

     In 1995, Life Re formed a Bermuda subsidiary, Life Re International Ltd., for the reinsurance of domestic and internationally generated life and health insurance risks. Currently, Life Re International Ltd. has minimal business in force.

     During 1997, Life Re withdrew from the group accident and health and special risk reinsurance business.

BUSINESS WRITTEN

  General

     The business of reinsurance generally consists of reinsurers, such as Life Re, which enter into contractual arrangements (treaties) with primary insurers (ceding companies) whereby the reinsurer agrees to indemnify the ceding company for all or a portion of the risks associated with the underlying insurance policy in exchange for a reinsurance premium payable to the reinsurer. Reinsurers also may enter into retrocessional reinsurance arrangements with other reinsurers, which operate in a manner similar to the underlying reinsurance arrangement described above. Under retrocessional reinsurance arrangements, the reinsurer shifts a portion of the risk associated with the underlying insurance policy to the retrocessionaires.

     Reinsurance agreements may be written on an automatic treaty basis or facultative basis, and reinsurance may be marketed directly by the reinsurer or through reinsurance intermediaries or brokers. An automatic treaty provides for a ceding company to cede contractually agreed-upon risks on specific blocks of business to a reinsurer and binds that reinsurer without obtaining further approval from that reinsurer. Facultative reinsurance is the reinsurance of individual risks whereby a reinsurer has the opportunity to analyze and separately underwrite a risk prior to agreeing to accept the risk. In addition, both automatic treaty and facultative reinsurance may be written on either a quota share basis (a percentage of each risk in the reinsured class of risk is assumed by the reinsurer from the ceding company with premiums proportional to such assumed risk being paid to reinsurers) or an excess of loss basis (reinsurers indemnify the ceding company up to a contractually-specified amount for a portion of claims exceeding a specified retention amount in consideration of non-proportional premiums being paid).

     Life Re's major lines of business are traditional life reinsurance, which includes ordinary and group life reinsurance, and Administrative Reinsurance(SM). The Administrative Reinsurance(SM) line of business, which focuses on acquiring and administering primary life insurance in force, includes closed blocks of directly written life insurance, annuities and automobile credit life and disability reinsurance. Life Re's lines of business cover the following risks: (i) mortality and morbidity, (ii) investment, (iii) lapsation, and (iv) expense. Life Re writes reinsurance predominantly on a direct basis with primary life insurance companies. Life Re ceased writing new group accident and health and special risk reinsurance during 1997.

     The following table sets forth selected information for the indicated periods concerning Life Re's insurance operations:

             DISTRIBUTION OF POLICY REVENUES AND INSURANCE IN FORCE

                                                     YEARS ENDED DECEMBER 31,
                                    -----------------------------------------------------------
                                          1997                 1996                 1995
                                    -----------------    -----------------    -----------------
                                     AMOUNT       %       AMOUNT       %       AMOUNT       %
                                    --------    -----    --------    -----    --------    -----
Policy revenues:
  Traditional life reinsurance....  $319,404     65.2%   $292,115     64.8%   $268,114     70.0%
  Administrative
     Reinsurance(SM)..............    49,633     10.1      19,224      4.2       2,714      0.7
Group accident and health and
  special risk reinsurance (in
  run-off)........................   121,242     24.7     139,653     31.0     112,403     29.3
                                    --------    -----    --------    -----    --------    -----
          Total policy revenues...  $490,279    100.0%   $450,992    100.0%   $383,231    100.0%
                                    ========    =====    ========    =====    ========    =====
Insurance in force at end of year
  (in millions and before
  reinsurance ceded):
  Traditional life reinsurance....  $135,451             $111,493             $ 90,098
  Administrative Reinsurance(SM)..    22,152                4,519                1,185
                                    --------             --------             --------
          Total insurance in
            force.................  $157,603             $116,012             $ 91,283
                                    ========             ========             ========
Ordinary life lapse ratio.........                9.8%                 9.4%                10.8%

  Traditional Life Reinsurance

     Life Re's traditional life reinsurance business has two primary components, ordinary life reinsurance and group life reinsurance. The Company provides life reinsurance primarily for mortality risks with respect to both ordinary and group life reinsurance products.

     Ordinary life reinsurance generally is the reinsurance of individual term life insurance policies, whole life insurance policies, universal life insurance policies, and joint and survivor insurance policies. Life Re's ordinary life line of business reinsures all of these products.

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

     The following table sets forth Life Re's net policy revenues on traditional life reinsurance separated between first year business and renewal business for the periods indicated:

             DISTRIBUTION OF FIRST YEAR AND RENEWAL POLICY REVENUES
                        FOR TRADITIONAL LIFE REINSURANCE

                                                     YEARS ENDED DECEMBER 31,
                                    -----------------------------------------------------------
                                          1997                 1996                 1995
                                    -----------------    -----------------    -----------------
                                     AMOUNT       %       AMOUNT       %       AMOUNT       %
                                    --------    -----    --------    -----    --------    -----
                                                      (DOLLARS IN THOUSANDS)
Traditional life reinsurance
  policy revenues:
  First year(1)...................  $ 58,078     13.5%   $ 36,217     12.4%   $ 17,736      6.6%
  Renewal.........................   261,326     86.5     255,898     87.6     250,378     93.4
                                    --------    -----    --------    -----    --------    -----
          Total traditional life
            reinsurance policy
            revenues..............  $319,404    100.0%   $292,115    100.0%   $268,114    100.0%
                                    ========    =====    ========    =====    ========    =====

---------------
(1) First year policy revenues are premiums received within one year of the date of issuance of the underlying policy, whether reinsured under treaties entered into prior to or during the indicated period.

     As of December 31, 1997 Life Re reinsured ordinary life insurance business under treaties with approximately 460 ceding companies. In 1997, 51 ceding companies each accounted for at least $1.0 million of ordinary life reinsurance policy revenues and in the aggregate represented approximately 91% of Life Re's ordinary life reinsurance policy revenues. Life Re markets its ordinary life reinsurance to a broad cross section of companies, which vary in size, corporate structure and geographic location. No ordinary life ceding company accounted for more than 10% of Life Re's policy revenues in 1997.

     Life Re reinsures, or retrocedes, portions of certain risks for which it has accepted liability. Life Re's policy is to retain up to $1.0 million of liability on any one life for ordinary life insurance. The next $15.0 million of liability in excess of $1.0 million is retroceded to a pool of ten retrocessionaires. In certain limited circumstances Life Re reinsures policies where the underlying risk exceeds $16.0 million. In such cases, Life Re retrocedes any such risk in excess of $16.0 million on a facultative basis.

     Each retrocessionaire in Life Re's current ordinary life pool reinsures a percentage of each risk that is retroceded to the pool. Each of the domestic participants in the pool is rated "A" or better by A.M. Best Company, Inc. ("A.M. Best"). Although the foreign retrocessionaires, which constitute 20% of the pool, are not rated by A.M. Best, each of the foreign retrocessionaires provides Life Re with an irrevocable letter of credit drawn on a U.S. bank or a U.S. branch of a foreign bank in the amount of the reserves held by such retrocessionaire for the benefit of Life Re. If a foreign retrocessionaire were to default on its payments, Life Re could collect such funds by exercising its rights under the applicable letter of credit. To date, Life Re has not experienced any default in connection with its retrocessional arrangements.

     Group life reinsurance is the reinsurance of various types of group life policies. These policies generally include employee-employer group term life (representing the majority of such business), voluntary and supplemental term life, association or affinity term life, group universal life and voluntary group universal life.

Group life reinsurance generally is written on an annual basis resulting in the terms of such contracts being subject to renegotiation or cancellation each year. Life Re typically reinsures group life clients on an experience rated basis, whereby the ceding company receives a refund of a portion of the profits resulting from favorable claims experience with respect to the underlying policies. Group life reinsurance policy revenues were $15.2 million, $23.2 million and $24.4 million in 1997, 1996 and 1995, respectively. Experience rating refunds amounted to $0.7 million, $3.1 million and $3.8 million for 1997, 1996, and 1995, respectively.

     Life Re markets its group life reinsurance to a broad cross section of client entities, which vary in size, corporate structure and geographic location. No group life client accounted for more than 10% of Life Re's policy revenues in 1997.

     Life Re's group life retrocessionaire is rated "A" by A.M. Best and to date, Life Re has not experienced any default in connection with its retrocessional arrangements of group life claims. Life Re's retention limit for group life insurance business generally may be in an amount up to $350,000, with amounts in excess thereof being retroceded.

  Administrative Reinsurance(SM)

     Administrative Reinsurance(SM) is Life Re's other core line of business. In furtherance of REALIC's strategy of providing its clients with block reinsurance of existing insurance in force and assisting those clients who wish to discontinue the administration of older non-core blocks of business, Life Re established its Administrative Reinsurance(SM) line of business. By combining an administrative transfer with block reinsurance of insurance in force, Life Re's clients may realize value and release capital embedded in non-core businesses or ease administrative burdens and costs associated with maintaining outdated or inefficient systems. Through Administrative Reinsurance, Life Re participates in the consolidation in the life insurance industry by focusing on acquiring non-core or smaller blocks of life insurance in force.

     Administrative Reinsurance(SM) takes at least two forms: the reinsurance of insurance in force from life insurers, and the acquisition of life insurance companies that lack critical mass to effectively market products and efficiently administer blocks of insurance. In either case, Life Re organizes the conversion of the client's block of business to the systems of one of its current third party administrators, Cybertek Corporation ("Cybertek"), Computer Sciences Corporation ("CSC") or Transactions Applications Group ("TAG").

     REALIC utilizes the services of outside administrators to provide the administrative services needed for the primary business. The administrative services provided by the outside administrators are set forth in written agreements and include premium processing, billing, policyholder service and claims administration. The use of several outside administrators allows the Company to efficiently integrate acquisitions and retain the capacity to pursue multiple acquisition opportunities simultaneously, while at the same time reduce its dependence on any one provider. The supervision of the outside administrators is performed by Life Re.

     During 1997, the Company's completed Administrative Reinsurance(SM) transactions included the assumption of blocks of insurance in force with respect to business from Allianz Insurance Company of North America ("Allianz"), and UNUM Life Insurance Company of America ("UNUM"), and the acquisition of 79% of AML. During 1996, REALIC entered into a block reinsurance agreement with United Insurance Company of America ("United"), and acquired Modern American Life Insurance Company ("Modern") and Western Pioneer Life Insurance Company ("Western") from an insurance subsidiary of I.C.H. Corporation and New American Life Insurance Company ("New American") from a subsidiary of General Accident plc. All three of the companies acquired during 1996 were merged with and into REALIC. These transactions, in the aggregate, added approximately $1,865 million in assets and liabilities to Life Re, consisting primarily of fixed maturities and future policy benefits, respectively. In February 1998, the Company purchased Mission and announced its agreement to purchase Lincoln Liberty Life and First Delaware Life.

     In connection with the Allianz transaction, in December 1997, the Company entered into a transaction whereby the Company and Employers Reassurance Corporation ("ERAC") coinsured a block of life insurance and annuity business from Allianz, with the Company's portion of the business reinsured increasing from 20% to 60% over the term of the agreement. The total block of business being coinsured entails $1.1 billion of life insurance and annuity reserves. Under its agreement with ERAC, the Company will assume administrative responsibility for this block. The administration of the block will be performed by CSC.

     Included in Administrative Reinsurance(SM) is the automobile credit life and disability reinsurance line of business. In connection with such business, in July 1996, Life Re entered into certain transactions with Resource Financial Corporation ("Resource"), which was formerly Ryan Dealer Group and a subsidiary of Aon Corporation ("Aon"). Resource also purchased from Aon a life insurance carrier, American Combined Life Insurance Company, which was renamed Resource Life Insurance Company ("Resource Life").

     Life Re's transactions with Resource included (i) the purchase of 5.9% of the voting and 32.7% of the non-voting stock of Resource, (ii) the investment of $15.0 million in the preferred stock of, and a $5.0 million loan to, an intermediate holding company of Resource Life, and (iii) reinsurance arrangements involving Resource Life and Life Reassurance. Life Reassurance also has entered into reinsurance agreements with affiliates of Aon, and in connection with such reinsurance arrangements and the arrangements with Resource Life, Life Reassurance agreed to pay contingent consideration to a subsidiary of Aon based on premiums produced by Resource for a period of five years subsequent to July 1, 1996.

  Group Accident and Health and Special Risk Reinsurance (in run-off)

     Life Re announced in 1997 its withdrawal from the group accident and health and special risk reinsurance business. Accordingly, the Company will not renew or accept new participations in this line of business. The Company previously had reduced or canceled certain of its participations, and effective January 1, 1997, retroceded 50% of its 1997 group accident and health and special risk reinsurance risks. Group accident and health reinsurance consists of the reinsurance of medical expense, disability and accident risks. Special risk reinsurance consists principally of accidental death coverage and catastrophic excess of loss coverage, as well as occupational accident coverage. In the substantial majority of Life Re's group accident and health reinsurance treaties, the original client is a self insured corporate health plan. Reinsurance for such self insured plans is secured in order to minimize the risk to the plan of claims in excess of those originally projected. The reinsurance is usually in the form of specific and aggregate stop loss coverage. Specific stop loss coverages provide for reimbursement of individual losses in excess of a specified per person retention. Aggregate stop loss covers accumulations of claims within the specified retention, once they exceed an agreed percentage (usually 125%) of the total original estimated claims cost. The average specified retention is generally at a level in excess of $25,000 to $100,000 per person. Group accident and health and special risk reinsurance policy revenues were $121.2 million, $139.7 million and $112.4 million in 1997, 1996 and 1995, respectively.

     Life Re generally participated in group accident and health and special risk reinsurance through reinsurance facilities. Such reinsurance facilities typically are formed by managing general underwriters to accept given types of risk. The managing general underwriters then market their facilities and invite reinsurers to share the risks. Usually, reinsurance facilities consist of several reinsurance companies. Other functions performed by managing general underwriters typically include underwriting of the reinsurance risk, adjustment and payment of claims, marketing and accounting.

     Reinsurance of group accident and health and special risk business generally was written on an annual basis resulting in the terms of such contracts being subject to renegotiation or cancellation each year. Many of the specific and aggregate medical facilities have a profit commission feature which is based on the profitability of the treaty.

     A substantial portion of the group accident and health and special risk business was written on an excess basis as measured by policy revenues.

     At December 31, 1997, Life Re reinsured risks under treaties with approximately 150 ceding client entities with respect to group accident and health and special risk business. In 1997, thirty ceding client entities each accounted for at least $1.0 million of group accident and health or special risk policy revenues and represented, in the aggregate, approximately 93% of Life Re's group accident and health and special risk policy revenues. Prior to withdrawing from this line of business, Life Re marketed its group accident and health and special risk reinsurance to a broad cross section of client entities, which varied in size, corporate structure and geographic location. No group accident and health or special risk ceding client entity accounted for more than 5% of Life Re's policy revenues in 1997.

     On group health reinsurance, Life Re generally retains up to $300,000 for any one insured person per year. Life Re's net liability in excess of its retention up to $1.0 million is retroceded to a pool of reinsurers and the next $1.0 million of liability is retroceded to a single retrocessionaire. For one group health client, Life Re has a retrocessional arrangement with a single retrocessionaire. To date, Life Re has not experienced any default in connection with its group health retrocessional arrangements.

     On special risk reinsurance, Life Re generally retains up to $1.0 million on any one risk. Amounts in excess of $1.0 million are retroceded to a syndicate of reinsurers in Europe. Life Re has not experienced any difficulty in collecting claims recoverable from its special risk retrocessionaires.

     Approximately 8% of group accident and health and special risk reinsurance was written directly. The remaining 92% of group accident and health and special risk reinsurance was placed through reinsurance intermediaries, and of that amount, 21% was placed by a single intermediary, D.W. Van Dyke and Company of Connecticut, Inc. Intermediaries solicit, negotiate or place reinsurance cessions or retrocessions on behalf of a ceding insurer, reinsurer or a reinsurance facility. Intermediaries do not have the authority to bind Life Re with respect to reinsurance agreements, and Life Re does not commit in advance to accept any portion of the business that intermediaries submit.

UNDERWRITING

     Life Re has developed underwriting guidelines, policies and procedures with the objective of controlling the quality and pricing of business written. Life Re's underwriting process emphasizes close collaboration among its underwriting, actuarial, administration and claims departments.

     Life Re determines whether to write reinsurance business by considering many factors, including the type of risks to be covered, ceding company retention and binding authority, product and pricing assumptions and the ceding company's underwriting standards, financial strength and distribution systems. Life Re generally does not assume 100% of a risk and requires the ceding company to retain at least 10% of every reinsured risk. Life Re generally assumes all of the risks in connection with Administrative Reinsurance(SM).

     Life Re regularly updates its underwriting policies, procedures and standards to take into account changing industry conditions, market developments and changes in medical technology. Life Re endeavors to ensure that the underwriting standards and procedures of its ceding client entities are compatible with those of Life Re. Toward this end, Life Re conducts periodic reviews of the ceding clients' underwriting and claims procedures. Life Re maintains its underwriting manual, which is distributed for use by its ceding clients, to reflect current medical technology and Life Re's underwriting standards. In addition, with respect to a portion of Life Re's run-off group accident and health and special risk reinsurance business, certain underwriting functions are performed on Life Re's behalf by managing general underwriters according to underwriting guidelines reviewed by Life Re.

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

     In January 1996, Life Re announced the creation of the Office of Life Marketing. The Office of Life Marketing is responsible for direct marketing of traditional life reinsurance, all of which are marketed on a direct basis. The Office of Life Marketing consists of executives having expertise in various disciplines within the insurance industry. These disciplines include actuarial, legal, marketing and underwriting. The Office of Life Marketing is designed to provide excellent service to Life Re's clients by working with clients to identify and address their specific needs.

     During 1997, substantially all policy revenues with respect to traditional life reinsurance were written directly.

CLAIMS ADMINISTRATION

     Life Re's claims department (i) reviews and verifies reinsurance claims,
(ii) obtains information necessary to evaluate claims, (iii) determines Life Re's liability with respect to claims and (iv) arranges for timely claim payments. Claims are subjected to a thorough review process to ensure that the risk was properly ceded, the claim complies with the contract provisions and the ceding company is current in the payment of reinsurance policy premiums to Life Re. Ordinary life and group life claims generally are reported on an individual basis by the ceding entity. The ceding entity will provide the Company with proofs of loss, which the Company then reviews for compliance with treaty terms.

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

     Outside administrators provide claims administration for the Company's Administrative Reinsurance(SM) on a variable fee basis. The administrators review and process all claims information and provide for the payment of claims. The Company reviews and must approve prior to payment all claims received by the respective administrators which involve a death benefit in excess of certain specified levels or in which the insured died within two years of policy issuance.

POLICY BENEFIT LIABILITIES

     Policy benefit liabilities comprise the majority of the Company's financial obligations. Policy benefit liabilities for other than annuities and interest sensitive life insurance products reflected in Life Re's consolidated financial statements included herein are based upon Life Re's best estimates of mortality, persistency and investment income, with appropriate provision for adverse deviation. The liabilities for policy benefits established by Life Re with respect to individual risks or classes of business may be greater or less than those established by ceding companies due to the use of different mortality and other assumptions. Policy benefit liabilities for annuities and interest sensitive life insurance products are reported at the accumulated fund balance of such contracts. Policy benefit liabilities include both mortality and morbidity claims in the process of settlement and claims that have been incurred but not yet reported. Actual experience in a particular period may be worse than assumed experience and, consequently, may adversely affect Life Re's operating results for such period. See Notes 2 and 6 of "Notes to Consolidated Financial Statements" for certain additional information regarding reserve assumptions under generally accepted accounting principles ("GAAP").

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

     At December 31, 1997, Life Re's invested assets had an aggregate fair value of $2,784.6 million, of which 88% were fixed maturities with a weighted average investment quality rating of "A." At December 31, 1997, the weighted average duration of invested assets was 5.7 years. In the event the duration of invested assets were to materially differ from the duration of liabilities and if significant rapid increases in market interest rates were to occur, Life Re could be required to sell assets at a loss. Conversely, if significant rapid decreases in market interest rates were to occur, Life Re could earn less income than it credits. Such consequences could have a material adverse effect on Life Re's capital resources and financial condition. Although no assurances as to future performance can be given, Life Re has not experienced any material differences in cash flows relating to its assets and liabilities.

     Life Re's investment securities are managed by two professional investment advisors, Conseco Capital Management, Inc. ("CCM") and Liberty Capital Advisors, Inc. ("LCA"), each of which manages a segment of the portfolio. Certain equity and short-term investments aggregating approximately $52.4 million at fair value are managed directly by Life Re. CCM is the primary investment advisor for Life Re, managing 83% of its invested assets (approximately $2,315.6 million at fair value as of December 31, 1997). LCA acts as an investment advisor for the portion of Life Re's invested assets relating to the reinsured universal life insurance policies of an affiliate of LCA (approximately $270.6 million at fair value as of December 31, 1997). The agreements with CCM and LCA may be terminated by either party at the end of each calendar year upon sixty days' notice. The performance of CCM and LCA and the fees associated with the arrangements are periodically reviewed by the Boards of Directors of Life Re and the Subsidiaries.

     The following table summarizes certain of Life Re's investment results for the years indicated:

                               INVESTMENT RESULTS

                                                                YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
Total invested assets(1)...............................  $2,784,630    $1,833,242    $1,504,175
Investment income, net of related expenses.............  $  150,960    $  124,340    $   98,616
Effective yield rate(2)................................        7.65%         7.77%         8.16%
Realized investment gains..............................  $    4,514    $   17,210    $    3,702

---------------
(1) Fair value at end of the indicated year.

(2) The effective yield rate equals (i) net pre-tax investment income divided by
    (ii) the average of total adjusted invested assets (fixed maturities at amortized cost) at the end of each calendar quarter included in the indicated period.

     Life Re's invested assets consist primarily of fixed maturities. The Company's fixed maturities are invested primarily in U.S. government obligations, foreign government obligations, public utilities obligations, corporate fixed maturities, and mortgage-backed securities.

     Mortgage-backed securities represented approximately 17.2% of total invested assets as of December 31, 1997. Investors in these securities are compensated primarily for reinvestment risk rather than credit quality risk. Investments in mortgage-backed securities include collateralized mortgage obligations ("CMOs") and mortgage-backed pass-through securities. Mortgage-backed securities generally are collateralized by mortgages issued by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), all of which are agencies of the U.S. government. Of these, only GNMA mortgages are backed by the full faith and credit of the U.S. government. Credit risk generally is not a consideration when investing in agency mortgage-backed securities. Life Re's mortgage-backed securities portfolio had a weighted average investment quality rating of AAA at December 31, 1997.

     At December 31, 1997 approximately 31.6% of Life Re's mortgage-backed investment portfolio consists of planned amortization class ("PAC"), target amortization class ("TAC") and sequential instruments. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches ("support classes") of the CMO.

     In addition to fixed maturities, approximately 5.0% of the Company's invested assets consisted of policy loans at December 31, 1997. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The policy loan interest rates charged are determined by the provisions of the treaties in force and the underlying policies.

COMPETITION

     Life Re operates in a highly competitive environment. Reinsurers compete based upon many factors, including financial strength, A.M. Best rating, pricing and other terms and conditions of reinsurance agreements, reputation, service and experience in the lines of business underwritten. Life Re believes that there are over 30 companies with significant competitive positions within the traditional life reinsurance market. Life Re believes that within this market it is among the five largest of those companies, based on reinsurance in force.

     In connection with Administrative Reinsurance(SM), the nature of the competition faced by Life Re depends on the company targeted for acquisition or the block of business to be reinsured. Based on results achieved thus far, Life Re believes that it is competitively positioned to achieve its objectives for growth in this area.

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

     REALIC is currently rated "A" (Excellent) by A.M. Best, the rating that was given to REALIC prior to its acquisition by Life Reassurance. Publications of A.M. Best indicate that "A" and "A-" ratings are assigned to those companies which in A.M. Best's opinion have a strong ability to meet their obligations to policyholders over a long period of time. REALIC's A.M. Best "Financial Size Category" is Class VI, which encompasses companies with adjusted policyholders' surplus of $25.0 million to $50.0 million.

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

EMPLOYEES

     As of December 31, 1997, Life Re had 128 employees. None of these employees is represented by a labor union. Life Re believes that its relationship with its employees is generally satisfactory.

REGULATION

     The Company and the Subsidiaries are subject to the insurance laws and regulations of Connecticut, Illinois and Texas, the domiciliary states of the Subsidiaries, and the laws and regulations of the other states in which the Subsidiaries are licensed to do business. At present, Life Reassurance is licensed to conduct business or is an authorized reinsurer in all 50 states, the District of Columbia and Puerto Rico, and REALIC is licensed to conduct business in all such locations except for New Hampshire, New York, the District of Columbia and Puerto Rico. The insurance laws and regulations, as well as the level of supervisory authority that may be exercised by the various state insurance departments vary by jurisdiction, but generally grant broad powers to supervisory agencies or state regulators to examine and supervise insurance companies and insurance holding companies with respect to every significant aspect of the conduct of the insurance business. These laws and regulations generally require insurance companies to meet certain solvency standards and asset tests, to maintain minimum standards of business conduct and to file certain reports with regulatory authorities, including information concerning their capital structure, ownership and financial condition. The Subsidiaries generally are required to file annual and quarterly statutory financial statements in each jurisdiction in which they are licensed. Additionally, the Subsidiaries are subject to periodic examination by the insurance departments of the jurisdictions in which each is licensed, authorized and accredited. The Connecticut Insurance Department and the Texas Department of Insurance completed their most recent respective examinations of Life Reassurance and TexasRe for the years ended December 31, 1987 through December 31, 1992, and the Texas Department of Insurance is in the process of completing its examination of TexasRe for years through December 31, 1995. The Illinois Department of Insurance completed its most recent examination of REALIC for years through December 31, 1991 and is in the process of completing an examination of REALIC for subsequent years through December 31, 1995. The results of each of the completed examinations contained no findings which would have a material adverse effect on the operations of any of the Subsidiaries. Although the rates and policy terms of primary insurance agreements are regulated by state insurance departments, the rates, policy terms and conditions of reinsurance agreements generally are not subject to regulation by any regulatory authority.

     Restrictions on Dividends and Distributions. The principal sources of cash for the Company to make payments of principal, interest and dividends are payments under two surplus notes issued by TexasRe to the Company in connection with the purchase of Life Reassurance from General Reinsurance Corporation in 1988 (the "Surplus Debentures") and dividends paid by TexasRe. TexasRe's principal sources of funds are dividends from Life Reassurance and distributions by Life Reassurance under a tax allocation agreement among the Company, TexasRe and Life Reassurance (the "Tax Allocation Agreement"), a portion of which distributions are used to pay TexasRe's income taxes. Under current Connecticut, Illinois and Texas laws, any proposed payment of a dividend or distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory capital and surplus as of the preceding December 31 or (ii) statutory net gain from operations for the preceding calendar year, is designated an "extraordinary dividend" and may not be paid until either it has been approved, or a 30-day waiting period shall have passed during which it has not been disapproved, by the Insurance Commissioner of the State of Connecticut (the "Connecticut Insurance Commissioner"), the Director of Insurance of the State of Illinois (the "Illinois Director of Insurance") or the Commissioner of Insurance of the State of Texas (the "Texas Insurance Commissioner"), as the case may be. In addition, Connecticut law provides that an insurance company may not pay dividends in an amount exceeding its earned surplus without prior regulatory approval. Life Reassurance has received approval from the Connecticut Department of Insurance to define its earned surplus for this purpose to include amounts of paid in surplus in excess of $125.0 million, and as of December 31, 1997, such earned surplus was $44.9 million. Currently, no prior approval of the Texas Department of Insurance is required to pay scheduled principal or interest on the Surplus Debentures provided that, after giving effect to any such payment, the statutory surplus of TexasRe exceeds $125.0 million. Life Reassurance paid $23.2 million of dividends in 1997, which was the maximum amount of dividends Life Reassurance could have paid in 1997 without the prior approval of the Connecticut Insurance Commissioner. Life Reassurance paid $14.9 million of dividends in 1996, although the maximum amount of dividends Life Reassurance could have paid in 1996 without the prior approval of the Connecticut Insurance Commissioner was $34.8 million. Life Reassurance paid the maximum amount of dividends permitted without the prior approval of the Connecticut Insurance Commissioner of $30.9 million in 1995. TexasRe had the capacity to pay dividends of $16.3 million, $27.1 million, and $28.2 million in 1997, 1996 and 1995, respectively, without the prior approval of the Texas Insurance Commissioner. TexasRe paid dividends aggregating $16.3 million,

$12.1 million and $15.0 million in 1997, 1996 and 1995, respectively. REALIC has not paid any dividends subsequent to its acquisition by Life Reassurance in July 1995.

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

     In the event of a default on the Company's debt or the bankruptcy, liquidation or other reorganization of the Company, the creditors and stockholders of the Company will have no right to proceed against the assets of the Life Reassurance, REALIC or TexasRe. If Life Reassurance, REALIC or TexasRe were to be liquidated, such liquidation would be conducted by the Connecticut, Illinois or Texas Insurance Commissioner, as the case may be, as the receiver with respect to such insurance company's property and business. Under the Connecticut, Illinois and Texas insurance laws, all creditors of such insurance companies, including, without limitation, holders of its reinsurance agreements and the various state guaranty associations, would be entitled to payment in full from such assets before the Company, as a stockholder, would be entitled to receive any distribution therefrom.

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

     If adopted in its current form, the Model Regulation will have the greatest impact on level term life insurance products with current premiums guaranteed for more than five years. Companies with these products generally will have to increase reserves above the current levels or limit the period of guaranteed premiums to five years. The Model Regulation also will impact the reserve requirements for other increasing premium products, deficiency reserves and certain benefit guarantees in universal life products. The Model Regulation will not impact the financial statements of the Company prepared in accordance with GAAP; however, as a statutory accounting principle, the Model Regulation may impact the statutory financial statements of the Subsidiaries.

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

     Assessments Against Insurers. Under insolvency or guaranty laws in most states in which the Company operates, insurers can be assessed for policyholder losses incurred by insolvent insurance companies. At present, most insolvency or guaranty laws provide for assessments based upon the amount of primary insurance, rather than reinsurance, underwritten in a given jurisdiction. Primary insurance written by REALIC is subject to such laws. REALIC incurred an immaterial amount of guaranty fund assessments in 1996. To date, the Company has paid only a de minimis amount of assessments with respect to insurer insolvency proceedings.

     Insurance Holding Company Regulations. The Company and the Subsidiaries are subject to regulation under the insurance and insurance holding company statutes of Connecticut, Illinois and Texas. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require insurance and reinsurance subsidiaries of insurance holding companies to register with the applicable state regulatory authorities and to file with those authorities certain reports describing, among other information, their capital structure, ownership, financial condition, certain intercompany transactions and general business operations. The insurance holding company statutes also require prior regulatory agency approval or, in certain circumstances, prior notice of certain material intercompany transfers of assets as well as certain transactions between insurance companies, their parent companies and affiliates.

     Under the Connecticut, Illinois and Texas insurance laws, unless (i) certain filings are made with the Connecticut Insurance Department, the Illinois Department of Insurance or the Texas Department of Insurance, as the case may be, (ii) certain requirements are met, including, in the case of Texas, a public hearing and/or (iii) approval or exemption is granted by the applicable insurance commissioner, no person may acquire any voting security or security convertible into a voting security of an insurance holding company, such as the Company, which controls a Connecticut insurance company or an Illinois insurance company or a Texas insurance company, or merge with such a holding company, if as a result of such transaction such person would "control" the insurance holding company. "Control" is presumed to exist in Connecticut, Illinois and Texas if a person directly or indirectly owns or controls 10% or more of the voting securities of another person.

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

     It is not possible to predict the future impact of changing state and federal regulation on the operations of the Subsidiaries or the Company, and there can be no assurance that existing insurance related laws and regulations will not become more restrictive in the future or that laws and regulations enacted in the future will not be more restrictive.

TAX MATTERS

     Under applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), a life insurance company is not permitted to file a consolidated federal income tax return with a company that is not a life insurance company until such life insurance company has been a member of the "affiliated group" (as such term is defined for federal income tax purposes) for five taxable years. REALIC and AML will each file a separate company income tax return for 1997. AML has retained its small life insurance company identity and will be taxed accordingly. TexasRe and Life Reassurance (together, the "Life Tax Group") as life insurance companies, file a consolidated federal income tax return with Life Re. Losses generated by Life Re can be used to offset taxable income of the Life Tax Group reported on the consolidated federal income tax return and those losses can only be so used to a limited extent (generally, the lesser of 35% of such losses or 35% of the taxable income of the Life Tax Group).

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

ITEM 2  PROPERTIES

     Life Re's principal operations are conducted from approximately 51,000 square feet of leased office space located at 969 High Ridge Road, Stamford, Connecticut 06905. The lease with respect to such space expires on September 30, 2004. The rental expense paid by Life Re under the lease during 1997 was $1.0 million.

ITEM 3  LEGAL PROCEEDINGS

     Life Re is not a party to any material pending litigation or arbitration.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1997, no matters were submitted to the security holders of Life Re for a vote.

                                    PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The common stock of Life Re has been listed for trading on the New York Stock Exchange (the "NYSE") since October 28, 1992, the date of Life Re's initial public offering, under the symbol LRE. Based upon information reported in the Bloomberg consolidated transaction reporting system, the high and low sales prices for each quarterly period from January 1, 1996 to December 31, 1997 were:

                           PERIOD                             HIGH    LOW
                           ------                             ----    ---
January 1, 1996 -- March 31, 1996...........................   27 3/8 22 1/2
April 1, 1996 -- June 30, 1996..............................   31     27 1/2
July 1, 1996 -- September 30, 1996..........................   36     26 5/8
October 1, 1996 -- December 31, 1996........................   38 5/8 33 3/4
January 1, 1997 -- March 31, 1997...........................   45 3/8 38 5/8
April 1, 1997 -- June 30, 1997..............................   48 1/8 37 3/8
July 1, 1997 -- September 30, 1997..........................   56     46 5/8
October 1, 1997 -- December 31, 1997........................   65 3/8 52 1/16

     As of March 26, 1998, there were approximately 3,500 holders of the outstanding shares of common stock, including individual participants in securities position listings.

DIVIDENDS

     Dividends of $0.10 per share and $0.13 per share were declared in each calendar quarter of 1996 and 1997, respectively. On February 12, 1998, Life Re's Board of Directors declared a dividend of $0.15 per share to be paid on March 25, 1998.

     The declaration and payment of future dividends to holders of its common stock by Life Re will be at the discretion of the Board of Directors and will depend upon Life Re's earnings and financial condition, capital requirements of its subsidiaries, regulatory considerations and other factors the Board of Directors deems relevant. (See "Liquidity" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 10 of "Notes to Consolidated Financial Statements" included elsewhere herein.) Life Re's general policy is to retain most of its earnings to finance the growth and development of its business.

ITEM 6  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data and other operating information. The selected financial data have been derived from the consolidated financial statements of Life Re Corporation and Subsidiaries("Life Re") and should be read in conjunction with the consolidated financial statements and accompanying notes of Life Re and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                          YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              1997       1996       1995       1994       1993
                                            --------   --------   --------   --------   --------
                                                    (IN MILLIONS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Revenues:
  Policy revenues.........................  $  490.3   $  451.0   $  383.2   $  350.9   $  289.0
  Investment income.......................     151.0      124.3       98.6       82.4       73.5
  Realized investment gains...............       4.5       17.2        3.7         .1       21.0
                                            --------   --------   --------   --------   --------
          Total revenues..................     645.8      592.5      485.5      433.4      383.5
                                            --------   --------   --------   --------   --------
Benefits and Expenses
  Policy benefits.........................     341.0      332.5      281.5      245.8      208.7
  Acquisition costs.......................     142.2      111.9       95.7       88.7       71.1
  Interest credited to policyholder
     accounts.............................      40.7       34.6       21.2       15.0       15.0
  Interest expense........................       8.0        8.4       10.7        9.1        9.9
  Distributions on capital securities.....       5.0         --         --         --         --
  Other operating expenses................      32.7       29.0       21.6       22.0       18.1
                                            --------   --------   --------   --------   --------
          Total benefits and expenses.....     569.6      516.5      430.8      380.6      322.8
                                            --------   --------   --------   --------   --------
Income before federal income taxes and
  extraordinary charge....................      76.2       76.1       54.8       52.8       60.6
Provision for federal income taxes........      26.7       21.9       19.2       18.5       21.4
                                            --------   --------   --------   --------   --------
Income before extraordinary charge........      49.5       54.2       35.6       34.3       39.2
Extraordinary charge, net of federal
  income tax benefit......................        --         --        1.0         --         --
                                            --------   --------   --------   --------   --------
Net income................................  $   49.5   $   54.2   $   34.6   $   34.3   $   39.2
                                            ========   ========   ========   ========   ========
Net income (excluding realized investment
  gains and extraordinary charge).........  $   46.6   $   38.3   $   33.2   $   34.3   $   25.8
                                            ========   ========   ========   ========   ========
Diluted Earnings Per Share(1):
  Income before extraordinary charge......  $   3.48   $   3.89   $   2.39   $   2.21   $   2.50
  Extraordinary charge, net of federal
     income tax benefit...................        --         --      (.07)         --         --
                                            --------   --------   --------   --------   --------
  Net income..............................  $   3.48   $   3.89   $   2.32   $   2.21   $   2.50
  Net income (excluding realized
     investment gains and extraordinary
     charge)..............................  $   3.28   $   2.75   $   2.22   $   2.21   $   1.63
Common dividends per share................  $    .52   $    .40   $    .28   $    .24   $    .20
Weighted average common and common
  equivalent shares.......................      14.2       13.9       14.9       15.5       15.7

BALANCE SHEET DATA(AT PERIOD END):
Invested assets...........................  $2,784.6   $1,833.2   $1,504.2   $  998.5   $  944.6
Total assets..............................  $3,700.2   $2,519.3   $2,024.1   $1,442.3   $1,339.7
Loans payable.............................  $  125.0   $  125.0   $  140.0   $  140.0   $  150.0
Capital securities........................  $  100.0         --         --         --         --
Common shareholders' equity...............  $  373.8   $  290.1   $  279.3   $  194.9   $  230.7
Common shareholders' equity (excluding
  unrealized investment gains and
  losses).................................  $  312.4   $  265.3   $  229.9   $  228.8   $  198.2

                                                          YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              1997       1996       1995       1994       1993
                                            --------   --------   --------   --------   --------
                                                    (IN MILLIONS, EXCEPT PER SHARE DATA)
OTHER FINANCIAL DATA (AS OF OR FOR THE
  PERIOD ENDED):
Return on average shareholders'
  equity(2)...............................        16%        15%        14%        16%        14%
Book value per common share(3)............  $  22.92   $  19.61   $  16.45   $  14.75   $  12.77
Ratio of earnings to fixed charges:
  Excluding interest on annuities and
     financial products(4)................       6.7x       9.8x       6.0x       6.6x       6.9x
  Including interest on annuities and
     financial products(5)................       2.4x       2.8x       2.7x       3.2x       3.4x
First year reinsurance premiums assumed...  $   61.3   $   38.2   $   22.6   $   19.3   $   13.6
Capital invested in Administrative
  Reinsurance(SM) transactions(6).........  $   85.1   $   32.0   $   35.9   $     --   $     --
Life insurance in force(7)................  $148,986   $116,012   $ 91,283   $ 81,213   $ 79,652
Statutory capital and surplus(7)..........  $  210.5   $  209.3   $  208.2   $  193.8   $  187.4

---------------
(1) Diluted earnings per share have been calculated in accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per Share ("SFAS 128"). Basic earnings per share in accordance with SFAS 128 for the years ended 1997, 1996, 1995, 1994 and 1993 were $3.64, $3.97, $2.32, $2.21 and
    $2.53, respectively. The adoption of SFAS 128 did not result in the restatement of previously reported earnings per share, as diluted earnings per share calculated in accordance with SFAS 128 results in the same per share amounts as previously reported by Life Re.

(2) Return on shareholders' equity is calculated by dividing net income (excluding realized investment gains and extraordinary charge) by average shareholders' equity for the period (which is the simple average of beginning and end of period shareholders' equity excluding unrealized investment gains or losses).

(3) Book value per share is calculated by dividing end of period shareholders' equity (excluding unrealized investment gains and losses) by end of period common shares outstanding.

(4) For purposes of determining this ratio, earnings consist of income before federal income taxes and extraordinary charge (1995), plus fixed charges. Fixed charges consist of interest expense on debt, distributions on capital securities and the portion of operating leases that are representative of the interest factor.

(5) Same as the ratio of earnings to fixed charges, excluding interest on annuities and financial products, except fixed charges and earnings include interest on annuities and financial products.

(6) Capital invested in Administrative Reinsurance transactions represents the sum of the consideration paid for life insurance in force acquired and the related capital to support the business.

(7) Amounts have been derived from the Annual Statements of Life Reassurance, REALIC, AML and TexasRe, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices. For purposes of this presentation, capital and surplus are defined as statutory capital and surplus of Life Reassurance only, as its capital and surplus materially reflect that of Life Reassurance, REALIC and TexasRe, plus the Asset Valuation Reserve ("AVR") and the Interest Maintenance Reserve ("IMR") of Life Reassurance and REALIC.

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

Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of earnings, revenues, income or loss, capital expenditures, plans for future operations and financing needs or plans, as well as assumptions relating to the foregoing. The words "expect", "project", "estimate", "predict", "anticipate", "believes" and similar expressions are also intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Such factors include, but are not limited to, the uncertainties relating to general economic and business conditions which may impact the reinsurance marketplace; changes in laws and government regulations applicable to Life Re, the ability of Life Re to implement its operating strategies successfully, the ability of Life Re to execute Administrative Reinsurance transactions and the amount, timing and returns therefrom; material fluctuations in interest rate levels; material changes in mortality and morbidity experience; material changes in persistency; material changes in the level of operating expenses; and the success or failure of certain of Life Re's clients in premium writing, and other risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

     Life Re retrocedes portions of certain risks in excess of a predetermined retention amount for which it has accepted liability. From time to time, Life Re also has entered into quota share retrocessional agreements, and maintained catastrophe reinsurance to protect against catastrophic event risks. Failure of a retrocessionaire to honor its obligations could result in material losses to Life Re; to date, no such losses have occurred. No amounts due Life Re from its retrocessionaires were deemed uncollectible at December 31, 1997.

     Life Re is party to several reinsurance agreements for which transactions are denominated in Canadian currency. The assets and liabilities related to such reinsurance agreements are remeasured in U.S. dollars, the functional currency, at current exchange rates as of the end of each reporting period. Deterioration in the exchange rate of Canadian currency could have an adverse effect on results of operations. At December 31, 1997, Life Re had $23.7 million of net assets denominated in Canadian currency. Life Re has not engaged in hedging or any other activities to mitigate the effect on earnings of a deterioration in the exchange rate of Canadian currency.

     In 1997, Life Re derived approximately 65% of its policy revenues from traditional life reinsurance, which includes ordinary and group life reinsurance. Ordinary life reinsurance policy revenues were derived under agreements with approximately 460 ceding companies and accounted for approximately 62% of total policy revenues. The agreements cover primarily new business to be written by the client and/or existing blocks of in force business. This business is predominately marketed directly by Life Re without the use of intermediaries. In 1997, 51 ceding companies each accounted for at least $1.0 million of ordinary life reinsurance policy revenues and in the aggregate represented approximately 91% of Life Re's ordinary life reinsurance policy revenues.

     Group life reinsurance accounted for approximately 3% of policy revenues in 1997. Group life reinsurance is written on a direct basis and generally is excess of loss and often includes experience rating provisions.

     Approximately 10% of 1997 policy revenues were derived from Administrative Reinsurance. This line of business involves the acquisition and administration of blocks of primary insurance policies (both interest sensitive and traditional) and annuity contracts and is expected to become an increasingly significant component of policy revenues in the future. This line of business also includes Life Re's reinsurance of automobile credit life and disability.

     Approximately 25% of Life Re's policy revenues were generated from group accident and health and special risk reinsurance in 1997. This business generally is written on an annual basis through reinsurance facilities which are managed by managing general underwriters. Generally the risks are shared by several reinsurers on a quota share basis. During 1997, Life Re withdrew from the group accident and health and special risk marketplace. Life Re previously had reduced or canceled certain pool participations, and effective January 1, 1997, retroceded 50% of its 1997 group accident and health and special risk reinsurance risks. For the year ended December 31, 1997, Life Re had $121.2 million of policy revenues related to group accident and health and special risk reinsurance, a reduction of 13% from the prior year. Life Re anticipates further declines of 50% in 1998 and 80% in 1999. Life Re expects no adverse financial impact from its withdrawal from this business.

  Recent Transactions

     In 1995, Life Re, through its acquisition of REALIC, put into place a platform for acquiring and administering blocks of primary insurance in force. This platform, known as Administrative Reinsurance, provides a mechanism for an insurer to transfer to Life Re administrative responsibilities to facilitate the insurer's exit from a line of business by means of reinsurance or sale. Life Re outsources policy administration to third party administrators while maintaining management responsibilities.

     During 1997 and 1996, Life Re completed several transactions through which it acquired blocks of insurance in force (collectively, the "Transactions"). The 1997 transactions, which were the 79% stock purchase of AML Acquisition Company, parent of American Merchants Life Insurance Company, a coinsurance agreement with UNUM Life Insurance Company of America and a coinsurance agreement with Employers Reassurance Corporation, covering in force business of Allianz Life Insurance Company of North America ("Allianz"), together represented assets acquired of approximately $930 million (collectively, the "1997 Transactions"). The 1996 transactions represented assets acquired of approximately $390 million (collectively, the "1996 Transactions"). The assets received as a result of the Transactions consisted primarily of cash and high quality investments. The Transactions were accounted for under the purchase method of accounting, and therefore, results of operations include the effect of the Transactions only from their respective dates of acquisition. For 1997 and 1996, the Transactions contributed policy revenues totaling $26.0 million and $10.9 million, respectively, and approximately $32.7 million and $10.8 million, respectively, of investment income. Policy revenues and investment income related to the Transactions exclude the effects of the acquisition of REALIC and the reinsurance of automobile credit life and disability.

  Results of Operations

     NET INCOME decreased by $4.6 million in 1997 to $49.5 million, or $3.48 per share, compared with $54.2 million, or $3.89 per share, in 1996 and increased from $34.6 million, or $2.32 per share, in 1995. Included in these results were after-tax realized investment gains of $2.9 million and $15.9 million in 1997 and 1996, respectively. In March 1996, Life Re realized a gain of $13.5 million from the sale of its equity investment in Nacolah Holding Corporation ("Nacolah"), parent of North American Company for Life and Health

Insurance (see Note 5 of "Notes to Consolidated Financial Statements"). Life Re utilized existing tax net operating loss carryforwards to offset the taxes otherwise payable in connection with the gain and reversed an existing deferred tax valuation allowance, resulting in a tax benefit of $4.8 million. Net income in 1995 included an extraordinary charge amounting to $1.0 million, which resulted from the write-off of unamortized loan costs associated with amending and restating the 1992 credit agreement (see Note 8 of "Notes to Consolidated Financial Statements").

     EARNINGS EXCLUDING REALIZED INVESTMENT GAINS increased by $8.3 million, or 22%, to $46.6 million, or $3.28 per share, in 1997 compared with $38.3 million, or $2.75 per share, in 1996 and $33.2 million, or $2.22 per share, in 1995. The increase in earnings experienced in 1997 and 1996 was due to higher volumes of ordinary life reinsurance in force and the Transactions, partially offset by a deterioration in accident and health morbidity experience.

     POLICY REVENUES by major source for the three year period are as follows:

                                                               1997      1996      1995
                                                              ------    ------    ------
                                                                    (IN MILLIONS)
Ordinary and group life reinsurance.........................  $319.5    $292.2    $268.1
Administrative Reinsurance..................................    49.6      19.2       2.7
Group accident and health and special risk reinsurance......   121.2     139.6     112.4
                                                              ------    ------    ------
                                                              $490.3    $451.0    $383.2
                                                              ======    ======    ======

     The growth in ordinary life reinsurance revenues was largely due to new reinsurance agreements entered into during the last three years. First year premiums totaled $58.1 million in 1997 and increased by 53% and 68% in 1997 and 1996, respectively. The ordinary life reinsurance in force lapse rate has ranged from 9-11% during the last three years. The growth in ordinary life reinsurance revenues was partially offset by a decline in group life reinsurance revenues. Group life reinsurance premiums declined by $8.0 million in 1997 due to treaty terminations.

     The growth in Administrative Reinsurance policy revenues has been due to the Transactions and an increase in automobile credit reinsurance premiums.

     Group accident and health and special risk premiums decreased by $18.4 million in 1997 due to Life Re's aforementioned reduced participations and retrocession agreement. Due to Life Re's decision to exit the accident and health and special risk reinsurance business, it anticipates further declines in group accident and health and special risk premiums of 50% in 1998 and 80% in 1999. Growth in 1996 was due principally to increased participation in major medical and accident reinsurance pools and quota share arrangements.

     INVESTMENT INCOME increased by 21% in 1997 to $151.0 million and by 26% in 1996 to $124.3 million. These increases were largely due to the growth in invested assets resulting from the Transactions. This rate of growth is dependent on new Administrative Reinsurance transactions and, to a lesser extent, new ordinary life reinsurance business. The weighted average portfolio yield rate (amortized cost basis) was 7.4% in 1997, 7.8% in 1996 and 8.2% in 1995. The decrease in the yield rate is primarily due to the investment of assets acquired from the Transactions at current rates.

     POLICY BENEFITS increased by 3% in 1997 and 18% in 1996. The increase in 1997 was due to the Transactions and higher volumes of ordinary life reinsurance business. The increase in 1996 was due to an increase in accident and health and special risk pool participations, the 1996 Transactions and the purchase of REALIC in July 1995. As a percentage of policy revenues, policy benefits were 70% in 1997 and 74% in each of 1996 and 1995. Contributing to the lower percentage in 1997 was a shift in the mix of ordinary life reinsurance business from excess to first dollar quota share reinsurance; under first dollar quota share reinsurance, typically a higher portion of the reinsurance premium funds acquisition costs and a lesser portion funds mortality costs. Partially offsetting the shift in the mix of ordinary reinsurance business in 1997 was a deterioration in group accident and health and special risk morbidity experience. The higher percentages in 1996 and 1995 were primarily due to an increase in revenues generated under reinsurance treaties with no acquisition costs, coinsurance involving paid-up insurance and Administrative Reinsurance, which produces no new business and, therefore, generally has a higher ratio of benefits to policy revenues.

     ACQUISITION COSTS increased by 27% in 1997 and 17% in 1996. These increases reflect the higher volumes of ordinary life and group accident and health reinsurance business and the Transactions and, in addition, the aforementioned shift in the mix of ordinary reinsurance business from excess reinsurance to first dollar quota share reinsurance. As a percentage of policy revenues, policy acquisition costs were 29% in 1997 and 25% in each of 1996 and 1995.

     INTEREST CREDITED TO POLICYHOLDER ACCOUNTS increased by 17% in 1997 and by 63% in 1996. These increases are attributable to the acquisition of REALIC and the Transactions as the majority of the policy benefit liabilities acquired in these transactions are interest sensitive.

     INTEREST EXPENSE decreased to $8.0 million in 1997 from $8.4 million in 1996 and $10.7 million in 1995. This decrease was due to (i) a decrease in the weighted average variable rate charged on outstanding debt, which decreased to 6.0% in 1997 from 6.2% in 1996 and 7.1% in 1995, and (ii) a decrease in the outstanding principal balance to $125.0 million resulting from a first quarter 1996 repayment of $15.0 million. The effective interest rate as of December 31, 1997 was 6.3%.

     DISTRIBUTIONS ON CAPITAL SECURITIES of $5.0 million were incurred from the issuance in June 1997 of $100 million of 8.72% capital securities by a subsidiary trust as further described in the Financial Condition and Liquidity section (also see Note 9 of the "Notes to Consolidated Financial Statements").

     OTHER OPERATING EXPENSES increased in 1997 and 1996 mainly due to i) administrative fees of third party administrators ("TPAs") incurred within Administrative Reinsurance due to the Transactions and ii) higher compensation costs. Administrative Reinsurance utilizes the services of TPAs to administer all of its business; accordingly, to the extent Life Re is successful in expanding Administrative Reinsurance, its operating expenses will continue to increase.

     The effective FEDERAL INCOME TAX rate was 35% in 1997. In 1996, the effective tax rate was 29% due to a $4.8 million federal tax benefit resulting from the reversal of a deferred tax valuation allowance in connection with the realized investment gain on the Nacolah transaction. In 1995, the effective tax rate was 35%.

FINANCIAL CONDITION AND LIQUIDITY

  Investments

     Invested assets at fair value amounted to $2,784.6 million and $1,833.2 million at December 31, 1997 and 1996, respectively. The increase in invested assets in 1997 resulted from the Transactions. Net unrealized gains on invested assets totaled $101.5 million and $39.7 million at year end 1997 and 1996, respectively, and generally reflect the decrease in interest rates from period to period.

     Life Re's investment policy is designed to maintain a high quality portfolio, maximize current income, maintain a high degree of liquidity and match the cash flows of the portfolio to the required cash flows of Life Re's liabilities.

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

     Life Re's fixed maturity securities, which constituted 88%, or $2,442.9 million, of the total fair value of its invested assets as of December 31, 1997, are predominantly investment grade, liquid securities with varying maturity dates. The fair value of such investments may vary depending on economic and market conditions, the level of interest rates and the perceived creditworthiness of the issuer.

     At December 31, 1997, approximately $70.6 million (at fair value), or less than 3%, of Life Re's invested assets consisted of below investment grade securities. Life Re generally limits its investments in fixed maturities that are rated below investment grade, as these investments are subject to a higher degree of credit risk than investment grade securities. Life Re closely monitors its below investment grade securities as well as the creditworthiness of the portfolio as a whole. When fair values decline for reasons other than changes in interest rates or other perceived temporary conditions, the security is written down to its net realizable value. In 1997, 1996 and 1995, Life Re wrote down the value of certain securities by $2.6 million, $0.5 million and $0.9 million, respectively. Life Re had no fixed maturities in default at December 31, 1997.

     The results of operations and the financial condition of Life Re are significantly affected by the performance of its investments and by changes in interest rates. During a period of declining interest rates, if Life Re's investments are prematurely sold, called, prepaid or redeemed, Life Re would be unable to reinvest the proceeds in securities with comparable rates of return. During a period of rising interest rates, the fair value of Life Re's invested assets could decline. In addition, rising interest rates could also cause disintermediation which in turn could cause Life Re to be required to sell investments at prices and times when the fair values of such investments are less than their amortized cost. Life Re believes that its traditional life insurance liabilities are not highly interest sensitive and, therefore, the effects of fluctuating interest rates on these liability cash flows are not significant. For interest sensitive liabilities, Life Re utilizes asset/liability matching to minimize the impact of changes in interest rates. Life Re has not engaged in hedging activities to mitigate the effects of interest rate changes on its invested assets and related liabilities.

     At December 31, 1997, collateralized mortgage obligations and mortgage-backed pass-through securities represented approximately 17% of Life Re's invested assets. Certain of such investments may be subject to prepayment risk and, therefore, are susceptible to fluctuations in the level of interest rates. Prepayments of these investments did not have a material impact on Life Re's 1997 results of operations.

     During 1997, 1996 and 1995, proceeds from sales of fixed maturities amounted to $301.0 million, $253.4 million and $370.8 million, respectively. The net gains realized from such sales were $7.3 million, $1.8 million and $4.5 million for the respective periods. The majority of the 1997 and 1996 sales was attributable to the restructuring of portfolios acquired in connection with the Transactions.

     Real estate and mortgages (at cost) totaled $12 million at December 31, 1997 and were acquired as part of the Transactions. Mortgage loans comprise the majority of this amount.

  Policy Benefit Liabilities

     Life Re's obligations for policy benefit liabilities increased by 45% and 33% during 1997 and 1996, respectively. These increases resulted from the Transactions and increased reinsurance of new and in force life insurance. Policy benefits consist of the present value of future benefits under traditional ordinary and group life insurance policies, account values under interest sensitive life and annuity contracts, group accident and health claim reserves, life claims payable and other miscellaneous liabilities. Through the Transactions, the relative proportion of interest sensitive and annuity policy benefit liabilities to the total has increased significantly and, at December 31, 1997, totaled approximately 60% of the policy benefits under life insurance contracts.

     Asset/liability management techniques are utilized by Life Re to minimize the risks associated with interest rate fluctuations. For interest sensitive policy benefits, Life Re seeks to invest in assets with equal durations while attaining a targeted rate of return. Life Re currently does not engage in hedging transactions to mitigate the effects of interest rate fluctuations.

  Debt, Capital Securities and Shareholders' Equity

     In 1995, Life Re amended and restated the 1992 credit agreement to convert the facility to a senior secured revolving and term loan. The revolving loan has a commitment amount of $160.0 million and converts to a term loan in January 2000, with a final maturity date of January 4, 2004. The date of conversion to a term loan can be extended to January 2001, with bank consent (see Note 8 of "Notes to Consolidated Financial Statements"). At December 31, 1997, loans totaling $125.0 were outstanding.

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

     On June 6, 1997, Life Re completed a private placement under Rule 144A of the Securities Act of 1933, as amended, of $100 million of 8.72% capital securities of Life Re Capital Trust I ("Trust I"), a subsidiary of Life Re. Distributions are cumulative and payable in arrears beginning December 15, 1997. The securities have a maturity date of June 15, 2027 and may be redeemed at any time on or after June 12, 2007. Payments on the securities are fully and unconditionally guaranteed by Life Re. The securities have an effective interest rate of 8.75%. The assets of the Trust I consist of junior subordinated debentures issued by Life Re which have terms that parallel the terms of the capital securities.

     On March 17, 1998 Life Re completed two separate public offerings in which it sold 3,500,000 shares of common stock, and 2,070,000 6.0% Adjustable Conversion-rate Equity Security Units issued through Life Re Capital Trust II ("Trust II") (the "Units"), (together, the "Offerings"). Life Re realized net proceeds of approximately $352 million from the Offerings. The Units consist of a stock purchase contract (the "Contract") and Quarterly Income Preferred Securities ("QUIPS"). Under the terms of the Contract, on March 15, 2001 the holder will purchase from Life Re between 0.81967 of a share and one share of common stock, depending on the then current market price, for a purchase price of $66.00. Distributions on the QUIPS are cumulative, accrue from the first date of issuance of the QUIPS and are payable at a stipulated annual rate on a quarterly basis in arrears on a predetermined payment date. The QUIPS have a maturity of March 15, 2003 and are subject to a put option exercisable by the QUIPS holder on either March 15, 2001 or June 15, 2001.

     Shareholders' equity increased by $83.7 million to $373.8 million at December 31, 1997 from $290.1 million at December 31, 1996 primarily as a result of net income of $49.5 million, net unrealized investment gains of $36.6 million, proceeds of $2.9 million from stock option exercises and tax benefits of approximately $2.3 million related to stock option and stock grants, partially offset by treasury stock purchases of $1.5 million and common shareholder dividends of $7.1 million.

     Under the stock repurchase program initially approved by Life Re's Board of Directors during 1995, 2.2 million shares have been purchased. Due to the Offerings, the Board of Directors elected to discontinue the stock repurchase program as of February 1998.

     Dividends paid to common shareholders reflect an annual rate of $.52 per share in 1997, $.40 per share in 1996 and $.28 per share in 1995. Effective in the first quarter of 1998, Life Re increased its dividend rate to an effective annual rate of $.60 per share.

     Debt to total capitalization (outstanding debt divided by the sum of outstanding debt, capital securities, and shareholders' equity) has decreased significantly during the last two years. As a percentage, these amounts were 21%, 30% and 33% at year-end 1997, 1996 and 1995, respectively. Management believes Life Re's prospective debt to total capitalization generally should not exceed 25%.

  Liquidity

     Sources of liquidity are available to Life Re in the form of cash and short-term investments and, if necessary, the sale of invested assets. Life Re also may borrow an additional $35.0 million under the 1995 credit agreement and may enter into reverse repurchase agreements to fund short-term cash needs. In addition to its debt servicing and dividend and capital securities distribution obligations, Life Re's financial obligations consist of policy benefit and acquisition costs, taxes and general operating expenses. During the next twelve months, management believes these obligations will be adequately provided for by policy revenues and investment income.

     In order to provide additional liquidity and capital needed to support its core businesses, Life Re raised capital in the first quarter of 1998 (see "Debt, Capital Securities and Shareholders' Equity" and Notes 9 and 10 "Notes to Consolidated Financial Statements") through the Offerings.

     The primary sources of funds for Life Re Corporation (the "Parent") consist of dividends and surplus debenture principal and interest payments from TexasRe, which are further funded by dividends from LRCA to TexasRe. The ability of the Parent to make payments of principal and interest, distributions on capital securities, as well as to continue to pay common stock dividends, is ultimately dependent on the statutory earnings and surplus of its subsidiaries. The following table shows surplus debenture principal and interest payments received, dividends received by the Parent for the last three years as well as dividends available for payment in that year without prior approval of state regulatory authorities, and dividends paid to TexasRe for the last three years as well as dividends available for payment to TexasRe in that year without prior approval of state regulatory authorities:

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                       1997      1996      1995
                                                      ------    ------    ------
                                                            (IN MILLIONS)
Surplus debentures:
  Interest..........................................  $10.0     $10.0     $19.4
  Principal.........................................                       10.0
                                                      -----     -----     -----
                                                       10.0      10.0      29.4
Dividends received from TexasRe.....................   16.3      12.1      15.0
                                                      -----     -----     -----
                                                      $26.3     $22.1     $44.4
                                                      =====     =====     =====
Dividends available for payment by TexasRe..........  $16.3     $27.1     $28.2
                                                      =====     =====     =====
Dividends paid to TexasRe by LRCA...................  $23.2     $14.9     $30.9
                                                      =====     =====     =====
Dividends available for payment by LRCA.............  $23.2     $34.8     $30.9
                                                      =====     =====     =====

     The unpaid principal amount of the surplus debentures at December 31, 1997 was $160.5 million. The interest rate payable under the terms of the surplus debentures is the same as the interest rate under the 1995 credit agreement. In 1995, the principal amortization terms of the surplus debentures were changed to conform to the terms of the 1995 credit agreement.

     Currently, no prior approval of the Texas Insurance Commissioner is required to prepay or pay scheduled interest or principal on the surplus debentures provided that, after giving effect to any such payment, the statutory surplus of TexasRe is $125.0 million.

     TexasRe relies primarily on dividends from LRCA to meet its obligations under the surplus debentures as well as to pay dividends to Life Re Corporation.

     The payments of dividends by TexasRe and LRCA are subject to restrictions set forth in Texas and Connecticut insurance laws and regulations (see Note 10 of "Notes to Consolidated Financial Statements"). Under Connecticut law, no dividend in an amount exceeding LRCA's earned surplus may be paid without prior regulatory approval. Approval has been received from the Connecticut Department of Insurance to define earned surplus for this purpose to include amounts of paid in surplus in excess of $125.0 million.

     Purchases and sales of fixed maturities increased substantially in 1997 and 1996 due primarily to restructuring of portfolios related to the Transactions. The completion of these types of transactions generally produces a cash outlay for acquisitions and a net cash inflow upon reinsurance of insurance in force. During 1997, net cash of $213.0 million was generated by the receipt of cash as consideration for the assumption of insurance liabilities partially offset by the purchase price paid in acquiring companies. Financing cash flows include debt prepayments of $15.0 million in 1996. Withdrawals from annuity and interest sensitive life insurance contracts totaled $108.6 million in 1997 compared to $74.7 million in 1996 due to increased volumes of business resulting from the Transactions and an increase in the related rate of lapsation.

  Outlook

     Life Re intends to continue its strategy of growth through i) increased reinsurance of ordinary life new business and ii) the expansion of Administrative Reinsurance through purchases of in force blocks of insurance business and insurance companies.

     The growth in ordinary life reinsurance new business was substantial in 1997 and 1996, with increases in first year reinsurance premiums totaling 58% and 68%, respectively. Although Life Re does not expect the rate of growth experienced in 1997 to continue, its objective is to increase ordinary life reinsurance first year premiums written by 15-20% during 1998. This growth could be constrained by (i) competition, which could dilute the profitability of this business and (ii) the success of ceding companies in writing primary business.

     Life Re believes that consolidation within the insurance industry will continue as companies shed non-core businesses or exit the industry due to operating inefficiencies. Through Administrative Reinsurance, Life Re expects to participate in this consolidation as it has in place the infrastructure through primary licenses and multiple administrative capabilities with which to effect reinsurance or other acquisition transactions. However, this participation may be adversely affected by such factors as the availability of adequate capital, the types of business opportunities presented and the competition for such business.

     Life Re anticipates financing ordinary reinsurance and Administrative Reinsurance growth through (i) the proceeds from the Offerings, (ii) the availability of an additional $35 million under the 1995 credit agreement and
(iii) internally generated funds.

     In December 1997, Life Re entered into a coinsurance transaction whereby Life Re and Employers Reassurance Corporation ("ERAC") coinsured a block of life insurance and annuity business from Allianz. Under the transaction, Life Re, in conjunction with ERAC, coinsured certain universal life and traditional life insurance policies and annuity contracts. Life Re's agreement with ERAC provides that Life Re initially will reinsure 20% of the total block of business. Based on the terms of its agreement, Life Re expects that its share of the total block of business being reinsured will increase to 60% over a period of several years. The total block of business coinsured aggregates $1.1 billion of life insurance and annuity reserves, $90 million of annualized premiums and approximately 225,000 policies. Under its agreement with ERAC, Life Re will have the primary responsibility for management oversight and administration of the block of business.

     In February 1998, Life Re acquired 100% of the outstanding stock of Mission Life Insurance Company ("Mission Life") for a purchase price of approximately $60 million. Mission Life's business is concentrated in life insurance policies designed to meet final expenses. As of December 31, 1997, Mission Life had statutory assets of $230 million and statutory capital and surplus including AVR of $28 million. Mission Life's 1997 premium income was $39 million. In a related transaction, Life Re and Mission Life's selling shareholders agreed to purchase a new company that will continue to market final expense life insurance policies. Life Re expects to own 20% of this entity and to reinsure the majority of new writings.

     In February 1998, Life Re entered into an agreement to acquire Lincoln Liberty Life Insurance Company ("Lincoln Liberty") and First Delaware Life Insurance Company ("First Delaware")for an estimated purchase price of $50 million, including adjusted capital and surplus and AVR of approximately $29 million. Lincoln Liberty's and First Delaware's businesses primarily consist of traditional and universal life insurance policies. For the year ended December 31, 1997, on a combined basis, Lincoln Liberty and First Delaware had annual premiums of $7 million and total statutory assets of $230 million.

     Currently, blocks of insurance in force acquired through Administrative Reinsurance are administered by several third party administrators. Life Re believes its strategy of outsourcing administrative services for direct insurance in force allows it to efficiently integrate acquisitions and to retain the capacity to pursue multiple acquisition opportunities simultaneously.

IMPACT OF YEAR 2000

     Life Re plans to complete, by June 1998, a comprehensive review of its computer systems to identify systems that could be affected by the year 2000 issue. Life Re presently believes that, with modifications to existing software and by converting to new software, the year 2000 issue will not pose significant operations problems for its computer systems.

     Life Re believes that the systems of its third party administrators are or will be year 2000 compliant. Life Re plans to conduct a review of its third party administrator's systems to ensure such compliance.

     Life Re has initiated formal communications with its ceding companies to determine the extent to which data received and utilized by Life Re is vulnerable to those third parties' failure to remediate their own year 2000 issues. There is no guarantee that the systems of other companies on which Life Re may rely for data will be timely converted and would not have an adverse effect on analyses and reports that utilize that data. However, Life Re believes it own systems and processes mitigate the risk that ceding companies year 2000 noncompliance will have a material adverse effect on its operations.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE
                      LIFE RE CORPORATION AND SUBSIDIARIES

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS
  Report of Management......................................
  Report of Independent Auditors............................
  Consolidated Balance Sheets at December 31, 1997 and
     1996...................................................
  Consolidated Statements of Income for the years ended
     December 31, 1997, 1996 and 1995.......................
  Consolidated Statements of Changes in Shareholders' Equity
     for the years ended December 31, 1997, 1996 and 1995...
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995.......................
  Notes to Consolidated Financial Statements................
FINANCIAL STATEMENT SCHEDULE
  Schedule II  Condensed Financial Information of
     Registrant.............................................
  All other schedules for which provision is made in the
  applicable accounting regulations of the Securities and
  Exchange Commission are not required under the related
  instructions or are inapplicable and therefore have been
  omitted or the information is presented in the
  consolidated financial statements or accompanying notes.

                              REPORT OF MANAGEMENT

     The Management of Life Re Corporation has primary responsibility for preparing the accompanying financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles applied on a consistent basis and are fairly stated in all material respects. The financial statements include amounts that are based on management's best estimates and judgements. Management also prepared the other information presented in the annual report and is responsible for its accuracy and consistency with the financial statements.

     Management of the Company has established and maintains a system of internal control that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition and the prevention and detection of fraudulent financial reporting. In addition, the adequacy and effectiveness of the system of internal control is reviewed periodically by the Company's internal auditors.

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

/s/ Rodney A. Hawes, Jr.                     /s/ Jacques E. Dubois
-----------------------------------          -----------------------------------
Rodney A. Hawes, Jr.                         Jacques E. Dubois
Chairman of the Board and                    President and
Chief Executive Officer                      Chief Operating Officer

/s/ Chris C. Stroup
-----------------------------------
Chris C. Stroup
Executive Vice President
and Chief Financial Officer


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Life Re Corporation

     We have audited the accompanying consolidated balance sheets of Life Re Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index as
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Life Re Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Stamford, Connecticut
February 12, 1998,
except for Notes 9 and 10,
as to which the date is
March 17, 1998

                      LIFE RE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
                                                                   (IN THOUSANDS,
                                                                 EXCEPT SHARE DATA)
ASSETS
Fixed maturities -- at fair value (amortized cost:
  $2,243,423 and $1,576,371, respectively)..................  $2,335,795    $1,610,694
Equity securities -- at fair value (cost: $25,171 and
  $20,841, respectively)....................................      26,775        21,536
Assets held by ceding company under reinsurance treaty -- at fair value (amortized cost: $101,767 and $105,519,
  respectively).............................................     109,266       110,246
Mortgage loans and real estate..............................      12,007         6,957
Short-term investments......................................     166,801        25,589
Policy loans................................................     133,986        58,220
                                                              ----------    ----------
          Total investments.................................   2,784,630     1,833,242

Cash........................................................      16,797         6,337
Accrued investment income...................................      43,378        31,963
Policy revenues receivable..................................     158,560       120,809
Amounts receivable on reinsurance ceded.....................     347,828       277,625
Deferred acquisition costs..................................     325,570       223,972
Other assets................................................      23,479        25,372
                                                              ----------    ----------
          Total assets......................................  $3,700,242    $2,519,320
                                                              ==========    ==========
LIABILITIES
Policy benefits.............................................  $2,871,243    $1,982,295
Acquisition costs payable...................................      54,247        34,059
Amounts due on reinsurance ceded............................      55,085        25,526
Other liabilities...........................................     120,877        62,329
Loans payable...............................................     125,000       125,000
                                                              ----------    ----------
          Total liabilities.................................   3,226,452     2,229,209
                                                              ----------    ----------
Corporation-obligated, mandatorily redeemable capital
  securities of subsidiary trust............................     100,000
                                                              ----------    ----------
COMMON SHAREHOLDERS' EQUITY
Common stock (par value $.001 per share; authorized
  40,000,000 shares; issued 15,835,785 and 15,700,935
  shares, respectively).....................................          16            16
Paid in capital.............................................     111,337       105,226
Net unrealized appreciation of securities...................      61,416        24,854
Retained earnings...........................................     249,297       206,822
Treasury stock -- at cost (2,205,223 and 2,172,769 shares,
  respectively).............................................     (48,276)      (46,807)
                                                              ----------    ----------
          Total common shareholders' equity.................     373,790       290,111
                                                              ----------    ----------
          Total liabilities and shareholders' equity........  $3,700,242    $2,519,320
                                                              ==========    ==========

 The accompanying notes are an integral component of the consolidated financial statements.

                      LIFE RE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    YEARS ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                1997          1996          1995
                                                             ----------    ----------    ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
  Policy revenues..........................................   $490,278      $450,992      $383,231
  Investment income........................................    150,960       124,340        98,616
  Realized investment gains................................      4,514        17,210         3,702
                                                              --------      --------      --------
          Total revenues...................................    645,752       592,542       485,549
                                                              --------      --------      --------
BENEFITS AND EXPENSES
  Policy benefits..........................................    341,044       332,476       281,518
  Acquisition costs........................................    142,144       111,933        95,707
  Interest credited to policyholder accounts...............     40,647        34,637        21,241
  Interest expense.........................................      7,997         8,356        10,743
  Distributions on capital securities......................      4,970
  Other operating expenses.................................     32,726        29,049        21,552
                                                              --------      --------      --------
          Total benefits and expenses......................    569,528       516,451       430,761
                                                              --------      --------      --------
  Income before federal income taxes and extraordinary
     charge................................................     76,224        76,091        54,788
  Provision for federal income taxes.......................     26,678        21,890        19,176
                                                              --------      --------      --------
  Income before extraordinary charge.......................     49,546        54,201        35,612
  Extraordinary charge, net of federal income tax
     benefit...............................................                                  1,004
                                                              --------      --------      --------
NET INCOME.................................................   $ 49,546      $ 54,201      $ 34,608
                                                              ========      ========      ========
  Earnings per common share:
     Income before extraordinary charge....................   $   3.64      $   3.97      $   2.39
     Extraordinary charge, net of federal income tax
       benefit.............................................                                    .07
                                                              --------      --------      --------
          Net income.......................................   $   3.64      $   3.97      $   2.32
                                                              ========      ========      ========
  Earnings per common share assuming dilution:
     Income before extraordinary charge....................   $   3.48      $   3.89      $   2.39
     Extraordinary charge, net of federal income tax
       benefit.............................................                                    .07
                                                              --------      --------      --------
          Net income.......................................   $   3.48      $   3.89      $   2.32
                                                              ========      ========      ========
  Dividends per common share...............................   $   0.52      $   0.40      $   0.28
                                                              ========      ========      ========

 The accompanying notes are an integral component of the consolidated financial statements.

                      LIFE RE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                         IN COMMON SHAREHOLDERS' EQUITY

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1997           1996           1995
                                                      -----------    -----------    -----------
                                                          (IN THOUSANDS EXCEPT SHARE DATA)
                                                                       AMOUNTS
                                                      -----------------------------------------
COMMON STOCK AND PAID IN CAPITAL
  Balance, beginning of year........................  $   105,242    $   101,598    $   101,429
  Exercises of stock options........................        2,921          3,464            110
  Federal income tax benefit related to stock
     options and stock grants.......................        2,331
  Reductions of employee stock loans................          369            180             59
  Other.............................................          490
                                                      -----------    -----------    -----------
  Balance, end of year..............................      111,353        105,242        101,598
                                                      -----------    -----------    -----------
UNREALIZED APPRECIATION (DEPRECIATION) OF SECURITIES
  Balance, beginning of year........................       24,854         49,403        (33,867)
  Net unrealized appreciation (depreciation) of
     securities.....................................       36,562        (24,549)        83,270
                                                      -----------    -----------    -----------
  Balance, end of year..............................       61,416         24,854         49,403
                                                      -----------    -----------    -----------
RETAINED EARNINGS
  Balance, beginning of year........................      206,822        158,075        127,590
  Net income........................................       49,546         54,201         34,608
  Common stock dividends............................       (7,071)        (5,454)        (4,123)
                                                      -----------    -----------    -----------
  Balance, end of year                                    249,297        206,822        158,075
                                                      -----------    -----------    -----------
TREASURY STOCK
  Balance, beginning of year........................      (46,807)       (29,763)          (211)
  Treasury stock acquired...........................       (1,469)       (17,044)       (29,552)
                                                      -----------    -----------    -----------
  Balance, end of year..............................      (48,276)       (46,807)       (29,763)
                                                      -----------    -----------    -----------
TOTAL COMMON SHAREHOLDERS' EQUITY...................  $   373,790    $   290,111    $   279,313
                                                      ===========    ===========    ===========

                                                                       SHARES
                                                      -----------------------------------------
COMMON STOCK ISSUED
  Balance, beginning of year........................   15,700,935     15,531,310     15,526,310
  Exercises of stock options........................      134,850        169,625          5,000
                                                      -----------    -----------    -----------
  Balance, end of year..............................   15,835,785     15,700,935     15,531,310
                                                      -----------    -----------    -----------
TREASURY STOCK
  Balance, beginning of year........................   (2,172,769)    (1,557,969)        (9,600)
  Treasury stock acquired...........................      (32,454)      (614,800)    (1,548,369)
                                                      -----------    -----------    -----------
  Balance, end of year..............................   (2,205,223)    (2,172,769)    (1,557,969)
                                                      -----------    -----------    -----------
COMMON STOCK OUTSTANDING............................   13,630,562     13,528,166     13,973,341
                                                      ===========    ===========    ===========

 The accompanying notes are an integral component of the consolidated financial statements.

                      LIFE RE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1997         1996         1995
                                                          ---------    ---------    ---------
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES
Income before federal income taxes......................  $  76,224    $  76,091    $  54,788
Adjustments to reconcile income before federal income
  taxes to net cash provided by operating activities:
  Change in accrued investment income...................     (2,751)      (2,815)      (1,890)
  Change in policy revenues receivable, net.............    (16,771)     (13,373)         407
  Change in policy benefits.............................    (10,605)      51,063       24,971
  Change in reinsurance ceded balances..................     19,447        4,769        1,235
  Interest credited to policyholder accounts............     39,492       34,637       20,429
  Fees and charges deducted from policyholder
     accounts...........................................    (35,918)     (29,636)     (20,184)
  Deferral of acquisition costs.........................    (56,576)     (37,410)     (12,371)
  Amortization of acquisition costs, net of interest
     accretion..........................................     20,396       16,852       15,230
  Net realized gains on investments.....................     (4,514)     (17,210)      (3,702)
  Depreciation and amortization.........................      1,799        1,095          303
  Other.................................................     19,964        5,411        9,888
                                                          ---------    ---------    ---------
          Net cash provided by operations...............     50,187       89,474       89,104
  Federal income taxes recovered (paid).................      2,354      (13,500)     (13,145)
                                                          ---------    ---------    ---------
          Net cash provided by operating activities.....     52,541       75,974       75,959
                                                          ---------    ---------    ---------
INVESTING ACTIVITIES
Purchases of fixed maturities...........................   (528,191)    (433,608)    (484,848)
Purchases of equity securities..........................     (4,202)     (17,200)
Sales of fixed maturities...............................    301,020      253,408      370,813
Maturities of fixed maturities..........................     78,617       78,259       69,977
Sales or redemptions of equity securities...............        902       26,808           30
Change in short-term investments, policy loans and other
  investments...........................................   (134,347)      18,441       36,726
Cash received (paid) in connection with acquisitions and
  reinsurance transactions, net.........................    212,960       63,365      (34,383)
Other, net..............................................     (2,491)        (829)        (878)
                                                          ---------    ---------    ---------
          Net cash used by investing activities.........    (75,732)     (11,356)     (42,563)
                                                          ---------    ---------    ---------
FINANCING ACTIVITIES
Purchases of common stock for treasury..................       (956)     (16,861)     (29,497)
Proceeds from exercises of common stock options.........      2,921        3,570
Issuance of corporation-obligated, mandatorily
  redeemable capital securities of subsidiary trust, net
  of issuance costs.....................................     98,803
Loan principal repayments...............................                 (15,000)
Fees related to amendments to credit agreement..........                                 (404)
Dividends on common stock...............................     (7,071)      (5,454)      (4,123)
Deposits to policyholder accounts.......................     48,595       45,092       33,560
Withdrawals from policyholder accounts..................   (108,641)     (74,691)     (30,741)
Other...................................................         --            7            4
                                                          ---------    ---------    ---------
          Net cash provided (used) by financing
            activities..................................     33,651      (63,337)     (31,201)
                                                          ---------    ---------    ---------
Increase in cash........................................     10,460        1,281        2,195
Cash, beginning of year.................................      6,337        5,056        2,861
                                                          ---------    ---------    ---------
Cash, end of year.......................................  $  16,797    $   6,337    $   5,056
                                                          =========    =========    =========

 The accompanying notes are an integral component of the consolidated financial statements.

                      LIFE RE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

1.  BASIS OF PRESENTATION AND NATURE OF BUSINESS

     The consolidated financial statements of Life Re Corporation and Subsidiaries (the "Company") include the accounts of TexasRe Life Insurance Company ("TexasRe"), Life Reassurance Corporation of America ("LRCA"), Reassure America Life Insurance Company ("REALIC"), AML Acquisition Company and Life Re International, Ltd. (Note 3). All significant intercompany balances and transactions have been eliminated. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation. All dollar amounts are reported in thousands unless otherwise indicated.

  Business

     The Company's business activities consist of traditional life reinsurance and Administrative Reinsurance(SM). Traditional life reinsurance primarily involves the transfer to the Company of mortality risks on insurance products from primary (or ceding) insurers of ordinary and group life policies. Substantially all of the traditional life reinsurance business is marketed directly by the Company without the use of intermediaries. Administrative Reinsurance, which was initiated in 1995 with the purchase of REALIC, involves the acquisition of blocks of life insurance and/or annuity contracts in force. The Company has obtained its Administrative Reinsurance business through purchases of life insurance companies and also through indemnity coinsurance or assumption reinsurance agreements with ceding insurers. The Company also assumes responsibility for policy administration for the business obtained from these transactions which it outsources to third party administrators.

     During 1997, the Company made a strategic decision to withdraw from the group accident and health and special risk reinsurance business. This business was primarily conducted through participation in reinsurance pools. Since October 1997, the Company has ceased to renew or accept new pool participations and has also ceased direct marketing activity.

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

     As of December 31, 1997, the Company had net assets of $23,745 related to reinsurance of Canadian risks. A deterioration in the exchange rate of Canadian currency could have an adverse effect on results of operations.

                      LIFE RE CORPORATION AND SUBSIDIARIES

2.  SIGNIFICANT ACCOUNTING POLICIES

  Investments

     Fixed maturities in these notes include fixed maturity securities which are part of assets held by ceding company under reinsurance treaty and those included in the caption fixed maturities in the accompanying consolidated balance sheets.

     Fixed maturities, consisting of bonds and redeemable preferred stocks, and equity securities, consisting of common and nonredeemable preferred stocks, are classified as available for sale and are reported at fair value. Unrealized gains and losses on available for sale securities are recorded directly in common shareholders' equity with no effect on income. These amounts are net of deferred income taxes and a valuation adjustment which represents the change in amortization of deferred acquisition costs that would have been recorded as a charge or credit to operations had the relating unrealized gains or losses been realized.

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

     Realized investment gains and losses are reported net of related expenses and include the amount of amortization of deferred acquisition costs resulting from the inclusion of such realized gains or losses in the gross profits used for the calculation of such amortization.

  Fair Values of Financial Instruments

     The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. All financial instruments of the Company are carried at amounts which approximate fair value except amounts related to insurance contracts, which are exempt from fair value reporting and disclosure requirements.

     The following methods and assumptions were used by the Company to estimate the fair value of financial instruments reported or disclosed in the financial statements.

     Investment securities: Fair values of fixed maturities and equity securities are obtained from independent pricing services which generally use quoted market prices, where available. For securities for which quoted market prices are not available and for securities which independent pricing services are unable to price, fair values are obtained from the Company's outside portfolio managers, who obtain them from broker/dealers or estimate them using analytic pricing methods. These pricing methods determine fair values by discounting expected future cash flows using current market rates applicable to the yield, credit quality and maturity of comparable quoted securities. The fair values resulting from the application of these methods are affected by the assumptions used, including the discount rate and estimates of future cash flows. Such derived fair value estimates may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlements of the instruments.

     Policy loans: The carrying value of policy loans approximates fair value, as the average loan interest rate approximates interest rates currently offered for similar loans.

     Cash and short-term investments: The carrying amounts reported for these instruments approximate their fair values, due to their short maturity.

                      LIFE RE CORPORATION AND SUBSIDIARIES

     Loans payable: The carrying value of loans payable approximates their fair value, as these loans have variable rate interest terms.

     Capital Securities: The carrying value of capital securities approximates their fair value.

     Insurance contracts: Fair values of insurance contracts are not required to be disclosed. The fair values of liabilities under all insurance contracts are taken into consideration in the Company's overall management of interest rate risk, which minimizes exposure to changing interest rates by seeking to match investment cash flows with amounts due under insurance contracts.

  Recognition of Policy Revenues and Related Expenses

     Policy revenues consist of premiums under traditional life and accident and health and special risk insurance policies and fees and charges under interest sensitive life insurance policies and annuity contracts.

     Premiums are recognized as revenues over the premium paying periods of the policies. Benefits and expenses are provided against such revenues to recognize profits over the estimated lives of the policies through the provision for future policy benefits and the deferral and amortization of acquisition costs.

     Revenues for annuities and interest sensitive life insurance contracts consist of policy fees and charges for the cost of insurance, policy administration and surrenders that have been assessed against policyholder account balances during the period. Policy claims and benefits in excess of related policyholder account balances are charged to expense.

  Deferred Acquisition Costs

     The costs of acquiring new business are deferred as acquisition costs and amortized. For acquisitions of in force blocks of business and stock acquisitions accounted for as purchases, such costs represent the excess of the liabilities assumed over the net assets received. For new reinsurance, such costs are those which vary with and are directly related to the production of new business, principally commissions. Costs deferred in connection with traditional life insurance products are amortized over the premium paying period of the related policies using assumptions consistent with those used to compute future policy benefits. For annuities and interest sensitive life insurance products, acquisition costs are amortized generally in proportion to the present value of expected gross profits from such products. Amortization is adjusted when current estimates of future gross profits are revised.

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

  Federal Income Taxes

     The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities calculated using the tax rate in effect at the measurement date.

                      LIFE RE CORPORATION AND SUBSIDIARIES

  Stock Options

     The Company accounts for its stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Under APB 25, the Company does not incur any expense from the issuance of stock options because the exercise price of the option equals the market price of the underlying stock on the date of grant.

  Earnings Per Common Share and Earnings Per Common Share Assuming Dilution

     Earnings per share have been calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS 128").

     Earnings per common share is computed using the weighted average number of common shares outstanding during the periods presented. Earnings per share assuming dilution reflects the dilution that could occur if options to purchase common stock granted under the Company's stock option plans were exercised. The adoption of SFAS 128 did not result in the restatement of previously reported earnings per share as the calculation of earnings per share assuming dilution in accordance with SFAS 128 results in the same per share amounts previously reported. The following table presents the effect of dilutive common stock options.

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1997      1996      1995
                                                           ------    ------    ------
Weighted average common shares outstanding...............  13,593    13,662    14,921
Net effect of stock options assumed to be exercised......     635       256        16
                                                           ------    ------    ------
  Total common shares assuming dilution..................  14,228    13,918    14,937
                                                           ======    ======    ======

  New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), effective for years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements and requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and paid in capital in the equity section of the balance sheet. The implementation of SFAS 130 will not affect results of operations or financial position but will affect their presentation and disclosure.

     Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), effective for years beginning after December 15, 1997. SFAS 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. SFAS 131 also requires information about revenues from products or services, countries where the company has operations or assets and major customers. The implementation of SFAS 131 will not affect results of operations or financial position but will affect the disclosure of segment information.

                      LIFE RE CORPORATION AND SUBSIDIARIES

3.  ACQUISITIONS AND REINSURANCE TRANSACTIONS

     The following table summarizes the acquisitions and in force reinsurance transactions completed by the Company during the three years ended December 31, 1997. These transactions were accounted for as purchases and therefore results of operations include their effects only from their respective dates of acquisition. Significant transactions are further discussed below.

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
Fair value of assets acquired......................  $901,632    $360,372    $327,865
Deferred acquisition costs.........................    71,040      31,993      20,183
                                                     --------    --------    --------
Total assets acquired..............................  $972,672    $392,365    $348,048
                                                     ========    ========    ========
Fair value of liabilities assumed..................  $972,672    $392,365    $348,048
                                                     ========    ========    ========

     Effective December 30, 1997, the Company entered into an indemnity reinsurance agreement to coinsure 60% of a block of life insurance policies and annuity contracts coinsured by Employers Reassurance Corporation ("ERAC") from Allianz Life Insurance Company of North America. The Company simultaneously retroceded to ERC Life Insurance Company ("ERC Life"), a subsidiary of ERAC, on a modified coinsurance basis, 67% of the business assumed. The Company recorded a liability for policy benefits aggregating $683,345 and received assets, primarily fixed maturities, with a fair value of $652,019. The Company is required to maintain assets in a trust at least equal to the statutory reserves reinsured. The trust assets are managed by the Company's primary investment manager and are included in total investments in the accompanying balance sheet. The Company will administer the entire block using a third party administrator. Under the terms of the agreement, the Company can recapture the business retroceded to ERC Life over a ten year period beginning in 1998. This agreement had no effect on results of operations in 1997.

     On September 30, 1997, the Company acquired a 79% interest in American Merchants Life Insurance Company ("AML") through the purchase of 79% of the common stock of AML's parent company, AML Acquisition Company, for a purchase price of $13,034. In conjunction with the purchase, the Company repaid $9,800 of long-term debt of AML Acquisition Company. The assets acquired, consisting primarily of invested assets, had a fair value of $145,268 and the liabilities assumed, principally future policy benefits under life insurance and annuity contracts, aggregated $132,234.

     Effective July 1, 1997, the Company entered into an indemnity reinsurance agreement with life insurance subsidiaries of UNUM Corporation to coinsure and administer a block of insurance in force with liabilities for policy benefits under life insurance and annuity contracts totaling $117,622. Assets, principally cash, totaling $108,122 were transferred to the Company.

     On July 31, 1995, the Company acquired 100% of the common stock of REALIC, formerly John Deere Life Insurance Company, from two wholly owned subsidiaries of Deere & Company for an adjusted purchase price of $33,335, including direct costs of the acquisition. The fair value of the assets acquired was $368,779 and liabilities assumed aggregated $335,444.

     As of June 30, 1996, REALIC acquired, for an adjusted purchase price of $16,828, 100% of the common stock of two subsidiaries of I.C.H. Corporation. The assets acquired and liabilities assumed were $166,948 and $150,120, respectively. By December 31, 1996, these companies had been merged with and into REALIC.

     On October 31, 1996, REALIC acquired, for a purchase price of $22,314, 100% of the common stock of New American Life Insurance Company from a subsidiary of General Accident plc. At the purchase date, this company was merged with and into REALIC. The assets acquired and liabilities assumed were $135,461 and $113,147, respectively.

                      LIFE RE CORPORATION AND SUBSIDIARIES

     Effective May 31, 1996, REALIC acquired a block of insurance in force under an assumption reinsurance agreement with United Insurance Company of America, a subsidiary of Unitrin, Inc., whereby it assumed liabilities for future policy benefits totaling $124,245. Assets totaling $107,334, principally cash, were transferred to REALIC by the ceding company.

     Effective July 1, 1996, the Company purchased 20% of the common stock of Resource Financial Corporation ("RFC") for $200 and on September 30, 1996, purchased $15,000 of preferred stock and $5,000 of long-term debt of a wholly owned subsidiary of RFC. RFC and its subsidiary, Resource Life Insurance Company, were organized for the purpose of acquiring certain assets and operations from subsidiaries of Aon Corporation ("Aon"). RFC provides insurance product distribution and administrative and financial services for the retail automobile industry throughout the United States.

     Also effective July 1, 1996, the Company entered into agreements with affiliates of Aon and with Resource Life Insurance Company which provide for the Company to reinsure automobile credit insurance produced through RFC or its predecessor, a substantial portion of which is retroceded by the Company. The Company pays contingent consideration for a period of five years to a subsidiary of Aon based on premiums produced through RFC subsequent to June 30, 1996. The contingent consideration paid through December 31, 1997 is deferred and is being amortized over the life of the related agreement.

                      LIFE RE CORPORATION AND SUBSIDIARIES

4.  POLICY REVENUES AND ACQUISITION COSTS

     Policy revenues are as follows:

                                                     YEARS ENDED DECEMBER 31,
                                           --------------------------------------------
                                               1997            1996            1995
                                           ------------    ------------    ------------
Ordinary life reinsurance................  $    304,198    $    268,902    $    243,672
Group life reinsurance...................        15,206          23,213          24,442
Group accident and health and special
  risk reinsurance.......................       121,241         139,653         112,403
Administrative Reinsurance...............        49,633          19,224           2,714
                                           ------------    ------------    ------------
     Total policy revenues...............  $    490,278    $    450,992    $    383,231
                                           ============    ============    ============
Policy revenues by type are as follows:
Short-term accident and health insurance
  Assumed................................  $    271,142    $    179,549    $    128,934
  Ceded..................................      (139,000)        (39,329)        (16,765)
                                           ------------    ------------    ------------
     Net short-term accident and health
       policy revenues...................       132,142         140,220         112,169
                                           ------------    ------------    ------------
Percentage of amount assumed to net......           205%            128%            115%
Short-term life insurance
  Assumed................................        92,140          53,164          28,576
  Ceded..................................       (70,797)        (29,517)         (4,134)
                                           ------------    ------------    ------------
     Net short-term life policy
     revenues............................        21,343          23,647          24,442
                                           ------------    ------------    ------------
Percentage of amount assumed to net......           432%            225%            117%
Long-term life insurance
  Primary................................        32,385          19,521           2,792
  Assumed................................       371,061         331,282         292,920
  Ceded..................................       (66,653)        (63,678)        (49,092)
                                           ------------    ------------    ------------
     Net long-term life policy
     revenues............................       336,793         287,125         246,620
                                           ------------    ------------    ------------
Percentage of amount assumed to net......           110%            115%            119%
     Total policy revenues...............  $    490,278    $    450,992    $    383,231
                                           ============    ============    ============
Percentage of amount assumed to net......           129%            125%            118%
Life insurance in force
  Primary................................  $  5,257,000    $  4,519,000    $  1,185,000
  Assumed................................   152,346,000     111,493,000      90,098,000
  Ceded..................................   (28,694,000)    (19,679,000)    (15,500,000)
                                           ------------    ------------    ------------
     Net life insurance in force.........  $128,909,000    $ 96,333,000    $ 75,783,000
                                           ============    ============    ============
Percentage of amount assumed to net......           118%            116%            119%

     Changes in deferred acquisition costs are as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
Balance, beginning of year.........................  $223,972    $166,424    $165,023
Acquisitions and in force reinsurance
  transactions.....................................    71,040      31,993      20,183
Capitalization of costs of acquiring new
  business.........................................    56,576      37,410      12,371
Interest accretion.................................    18,508      15,888      15,685
Amortization.......................................   (38,904)    (32,740)    (30,914)
Amortization related to realized gains.............      (118)                   (494)
Valuation adjustment for unrealized (gains)
  losses...........................................    (5,504)      4,997     (15,430)
                                                     --------    --------    --------
     Balance, end of year..........................  $325,570    $223,972    $166,424
                                                     ========    ========    ========

                      LIFE RE CORPORATION AND SUBSIDIARIES

     Deferred acquisition costs are amortized with interest at rates ranging from 5.3% to 8.7% except for the amount attributable to the acquisition of LRCA which is amortized with interest at 15%. The percentage of deferred acquisition costs which is expected to be amortized in each of the next five years is 15.6%, 14.2%, 13.0%, 11.8% and 10.8%, and the percentage expected to be amortized in each of the next five years, net of interest accretion, is 8.6%, 7.9%, 7.2%, 6.5% and 6.0%.

5.  INVESTMENTS

     Securities with a fair value of $109,266 at December 31, 1997 are owned by a ceding company and held in a dedicated portfolio in conjunction with an indemnity reinsurance agreement. Under the terms of the agreement, investment income, realized gains and losses and all other risks and rewards of ownership of the assets in the portfolio inure to the benefit or detriment of the Company. Accordingly, these assets, consisting of $107,103 of fixed maturities and $1,037 of equity securities classified as available for sale and $1,126 of short-term investments at December 31, 1997, have been included as investments in the accompanying balance sheet. The portfolio is managed by the Company's primary investment advisor under guidelines approved by both parties to the reinsurance agreement, subject to the requirement that the statutory carrying value of the assets in the dedicated portfolio must be maintained by the Company in an amount at least equal to the statutory reserves on the reinsured business.

     Securities with a fair value of $121,931 at December 31, 1997 were on deposit with various governmental insurance regulatory agencies to comply with applicable insurance laws.

     Net unrealized appreciation of available for sale securities is as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                              --------    -------
Net unrealized gains on securities..........................  $101,475    $39,745
Deferred federal income tax on net unrealized gains.........    35,357     13,910
                                                              --------    -------
  Net unrealized gains......................................    66,118     25,835
                                                              --------    -------
Adjustment to deferred acquisition costs on annuities and
  interest sensitive life insurance products................    (7,012)    (1,508)
Deferred federal income tax benefit on adjustment...........    (2,454)      (527)
                                                              --------    -------
  Net adjustment............................................    (4,558)      (981)
                                                              --------    -------
Minority interest in net unrealized appreciation of
  securities................................................      (144)
                                                              --------    -------
  Net unrealized appreciation of securities.................  $ 61,416    $24,854
                                                              ========    =======

                      LIFE RE CORPORATION AND SUBSIDIARIES

     The amortized cost, unrealized gains and losses and estimated fair values of available for sale securities are as follows (see Note 2 for a discussion of the fair value of financial instruments):

                                             GROSS        GROSS
                AMORTIZED                  UNREALIZED   UNREALIZED    FAIR
            DECEMBER 31, 1997                 COST        GAINS      LOSSES      VALUE
            -----------------              ----------   ----------   -------   ----------
Fixed maturities:
  U.S. government obligations............  $   31,910    $    583    $     5   $   32,488
  Foreign government obligations.........      68,278       3,693        684       71,287
  Public utilities.......................     215,656      14,635        155      230,136
  Corporate securities...................   1,559,850      71,918      7,248    1,624,520
  Mortgage-backed securities.............     461,545      17,085        560      478,070
  Redeemable preferred stock.............       5,825         575          3        6,397
                                           ----------    --------    -------   ----------
                                            2,343,064     108,489      8,655    2,442,898
Equity securities........................      26,171       1,643          2       27,812
                                           ----------    --------    -------   ----------
                                           $2,369,235    $110,132    $ 8,657   $2,470,710
                                           ==========    ========    =======   ==========

                                             GROSS        GROSS
                AMORTIZED                  UNREALIZED   UNREALIZED    FAIR
            DECEMBER 31, 1996                 COST        GAINS      LOSSES      VALUE
            -----------------              ----------   ----------   -------   ----------
Fixed maturities:
  U.S. government obligations............  $   13,421    $    160    $    16   $   13,565
  Foreign government obligations.........      25,318       1,523         23       26,818
  Public utilities.......................     219,987       9,052      1,644      227,395
  Corporate securities...................   1,042,825      34,636     11,065    1,066,396
  Mortgage-backed securities.............     374,216       8,753      2,669      380,300
  Redeemable preferred stock.............       5,772         351          8        6,115
                                           ----------    --------    -------   ----------
                                            1,681,539      54,475     15,425    1,720,589
Equity securities........................      20,841         695                  21,536
                                           ----------    --------    -------   ----------
                                           $1,702,380    $ 55,170    $15,425   $1,742,125
                                           ==========    ========    =======   ==========

     At December 31, 1997, the contractual maturities of investments in fixed maturities are as follows:

                                                              AMORTIZED        FAIR
                                                                 COST         VALUE
                                                              ----------    ----------
Due in one year or less.....................................  $   14,072    $   14,063
Due after one year through five years.......................     238,729       242,307
Due after five years through ten years......................     671,830       684,318
Due after ten years.........................................     956,888     1,024,140
Mortgage-backed securities..................................     461,545       478,070
                                                              ----------    ----------
                                                              $2,343,064    $2,442,898
                                                              ==========    ==========

                      LIFE RE CORPORATION AND SUBSIDIARIES

     Investments in any entity in excess of ten percent of common shareholders' equity at December 31, 1997, other than investments issued or guaranteed by the U.S. government, are as follows:

                                                              FAIR VALUE
                                                              ----------
Fixed maturities:
  Green Tree Financial Corporation..........................   $ 37,622
  Federal National Mortgage Association.....................   $160,264
  Federal Home Loan Mortgage Corporation....................   $178,587

     Major sources and related amounts of investment income are as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
Fixed maturities...................................  $146,032    $120,759    $ 95,391
Short-term investments.............................     2,348       1,901       3,010
Other..............................................     6,160       3,905       1,931
                                                     --------    --------    --------
Total investment income............................   154,540     126,565     100,332
Investment expenses................................    (3,580)     (2,225)     (1,716)
                                                     --------    --------    --------
Investment income..................................  $150,960    $124,340    $ 98,616
                                                     ========    ========    ========

     The changes in unrealized gains (losses) on securities are as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                       1997        1996        1995
                                                      -------    --------    --------
Fixed maturities....................................  $60,784    $(42,898)   $141,971
Equity securities...................................      946         133         374
                                                      -------    --------    --------
Change in unrealized gains (losses).................  $61,730    $(42,765)   $142,345
                                                      =======    ========    ========

     Realized investment gains are as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1997       1996       1995
                                                        -------    -------    -------
Sales:
  Realized gains......................................  $ 8,659    $18,744    $ 6,497
  Realized losses.....................................   (1,406)    (3,383)    (1,973)
                                                        -------    -------    -------
  Net realized gains on sales.........................    7,253     15,361      4,524
                                                        -------    -------    -------
Calls, maturities and writedowns:
  Realized gains......................................      372      3,253      1,006
  Realized losses.....................................     (373)      (194)      (464)
  Writedowns..........................................   (2,620)      (533)      (869)
                                                        -------    -------    -------
  Net realized gains (losses) on calls, maturities and
     writedowns.......................................   (2,621)     2,526       (327)
                                                        -------    -------    -------
Amortization of deferred acquisition costs............     (118)                 (495)
                                                        -------    -------    -------
Related expenses......................................                (677)
                                                        -------    -------    -------
     Total realized investment gains..................  $ 4,514    $17,210    $ 3,702
                                                        =======    =======    =======

     On March 18, 1996, Life Re Corporation sold its equity investment in Nacolah Holding Corporation ("Nacolah"), the parent of North American Company for Life and Health Insurance, in connection with the

                      LIFE RE CORPORATION AND SUBSIDIARIES
acquisition of Nacolah by Sammons Enterprises, Inc. The Company received proceeds of $25,057 and recorded a realized investment gain of $13,540.

6.  POLICY BENEFIT LIABILITIES

     Policy benefit liabilities consist of the following:

                                                      DECEMBER 31,
                                                ------------------------     INTEREST
                                                   1997          1996       RATE RANGE
                                                ----------    ----------    -----------
Future policy benefits under life insurance
  and annuity contracts:
  Traditional life............................  $1,019,078    $  769,673    6.0% - 9.5%
  Interest Sensitive Life.....................   1,046,036       521,837    4.5% - 7.5%
  Annuities...................................     512,175       421,160    4.0% - 9.0%
  Group life..................................      11,042        10,410    2.5% - 5.5%
                                                ----------    ----------
                                                 2,588,331     1,723,080
Claims payable under life insurance
  contracts...................................      92,970        94,117
Accident and health insurance claim
  reserves....................................     134,220       127,061    3.0% - 7.0%
Other policy benefits.........................      55,722        38,037
                                                ----------    ----------
                                                $2,871,243    $1,982,295
                                                ==========    ==========

     The Company's accident and health insurance business is of short duration and generally claims are reported within a short period of time after incurral. There have been no material favorable or adverse developments affecting accident and health insurance claims reserves in 1997, 1996 or 1995.

7.  INCOME TAXES

     TexasRe and LRCA file a consolidated federal income tax return with Life Re Corporation. REALIC and AML file separate federal income tax returns.

     The provisions for federal income taxes are as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1997       1996       1995
                                                        -------    -------    -------
Current...............................................  $24,362    $ 4,065    $10,270
Deferred..............................................      (15)    17,825      8,906
Allocated to paid in capital for tax benefit related
  to stock options and stock grants...................    2,331
                                                        -------    -------    -------
Provision for federal income taxes....................  $26,678    $21,890    $19,176
                                                        =======    =======    =======

                      LIFE RE CORPORATION AND SUBSIDIARIES

     The deferred income tax balances, included in other liabilities, are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                              --------    -------
Deferred tax liabilities:
  Deferred acquisition costs................................  $ 84,621    $60,204
  Net unrealized appreciation of securities.................    35,357     13,910
  Policy receivables, net...................................     2,637      1,086
                                                              --------    -------
          Total deferred tax liabilities....................   122,615     75,200
                                                              --------    -------
Deferred tax assets:
  Policy benefits, net......................................    52,211     30,884
  Other investment items....................................     1,174      2,584
  Net operating loss carryforwards..........................       805        211
  Other, net................................................     5,258      2,843
                                                              --------    -------
          Total deferred tax assets.........................    59,448     36,522
                                                              --------    -------
          Net deferred tax liabilities......................  $ 63,167    $38,678
                                                              ========    =======

     At December 31, 1997, income taxes payable of $17,240 are included in other liabilities, and at December 31, 1996, federal income taxes recoverable of $7,937 are included in other assets. In 1997 and 1995, the effective income tax rate on income before federal income taxes and extraordinary charge did not vary materially from the statutory federal income tax rate. The realized gain on the sale of Nacolah in 1996 (Note 5) and other income triggered the utilization of tax net operating loss carryforwards available to Life Re Corporation and a corresponding reversal of the previously established deferred tax valuation allowance, resulting in a tax benefit of $4,775. This reduced the effective income tax rate in 1996 to 29%.

8.  LOANS PAYABLE

     The Company has a senior secured revolving and term loan facility with a total commitment of $160,000 (the "Amended and Restated Credit Agreement"). Under the Amended and Restated Credit Agreement, at the conclusion of the revolving loan period, the loan converts to a five year amortizing term loan in a principal amount equal to the balance of the revolving loan at conversion. During 1997, the maturity date of the revolving loan period was extended to January 2000 and may, with bank consent, be extended for an additional one year period. As of December 31, 1997, borrowings were $125,000. Unamortized deferred loan costs associated with a prior credit agreement of $1,545, before federal tax benefit of $541, were charged to income in 1995 as an extraordinary charge.

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

     Interest is payable at a rate or rates equal to a margin plus a eurodollar interbank offered rate ("IBOR"). Such margin over IBOR is adjustable based on the Company's indebtedness to capitalization ratio as defined at the end of each quarter.

                      LIFE RE CORPORATION AND SUBSIDIARIES

     Principal payments are due on January 5 of each year as follows (assuming no additional extension of the revolving loan):

                                              PERCENT OF PRINCIPAL
                                                  OUTSTANDING
                                                 AT CONVERSION
                    YEAR                          TO TERM LOAN
                    ----                      --------------------
2000........................................           12.5%
2001........................................         15.625%
2002........................................         21.875%
2003........................................           25.0%
2004........................................           25.0%

     At December 31, 1997, the outstanding borrowings bear interest at an annual effective rate of 6.26%. Interest paid on outstanding loans was $8,083, $8,774 and $9,807 in 1997, 1996 and 1995, respectively.

9.  CORPORATION-OBLIGATED, MANDATORILY REDEEMABLE CAPITAL SECURITIES

     On June 6, 1997, the Company completed a private placement under Rule 144A of the Securities Act of 1933, as amended, of $100,000 of 8.72% capital securities of Life Re Capital Trust I ("Trust I"), a subsidiary of the Company. Distributions are cumulative and payable in arrears beginning December 15, 1997. The securities have a maturity date of June 15, 2027 and may be redeemed, at the option of the Company, at any time on or after June 15, 2007. Payments on the securities are fully and unconditionally guaranteed by the Company. The securities have an effective interest rate of 8.75%. The assets of Trust I consist of junior subordinated debentures issued by Life Re Corporation which have terms that parallel the terms of the capital securities.

     On March 17, 1998, the Company, through Life Re Capital Trust II ("Trust II"), completed a public offering of 2,070,000 6% Adjustable Conversion-rate Equity Security Units ("Units") (the "Units Offering"). The Units consist of Quarterly Income Preferred Securities ("QUIPS") and a forward purchase contract (the "Contract") for the Company's common stock. The QUIPS have a maturity of March 15, 2003 and are subject to a put option by the QUIPS holder on either March 15, 2001 or June 15, 2001.

10.  COMMON SHAREHOLDERS' EQUITY

     Concurrently with the Units Offering (Note 9), on March 17, 1998, the Company completed a public offering in which it sold 3,500,000 shares of common stock (the "Common Stock Offering"). The Company intends to use the net proceeds of the Common Stock Offering and the Units Offering totaling approximately $352,000 to provide additional capital to the insurance subsidiaries to support business growth, as well as for general corporate purposes.

     In addition, under the terms of the Contract (Note 9), on March 15, 2001, the holder will purchase from the Company between 0.81967 of a share and one share of common stock, depending on the then current market price, for a purchase price of $66.00.

     Under Life Re Corporation's Restated Certificate of Incorporation, 5,000,000 shares of preferred stock are available for future issuance without shareholder approval. The rights, terms and preferences of the preferred stock may be determined by the Company's Board of Directors.

     Pursuant to a stock repurchase program approved by the Company's Board of Directors, 2,150,400 shares of common stock out of a total authorization of 3,000,000 shares were acquired through December 31, 1997 for a total purchase price of $46,647. In conjunction with the Common Stock and Units Offerings, the Board of Directors elected to discontinue the stock repurchase program. Treasury stock also reflects the repurchase of shares of stock from certain officers in accordance with the terms of their stock purchase agreements.

                      LIFE RE CORPORATION AND SUBSIDIARIES

     The availability of funds to meet obligations, including dividends, capital security distributions and debt service, is dependent, in part, on the ability of its subsidiaries to transfer funds to Life Re Corporation. The subsidiaries are subject to certain state laws and regulations which limit their ability to transfer funds and pay dividends. Generally, the subsidiaries may not, without prior regulatory approval, transfer cash dividends, loans or advances in any twelve month period in excess of the greater of the prior year's statutory operating income or 10% of capital and surplus at the preceding year end. Additionally, under Connecticut law, no dividend in an amount exceeding LRCA's earned surplus may be transferred to TexasRe without prior regulatory approval. Approval has been received from the Connecticut Department of Insurance to define earned surplus for this purpose to include amounts of paid in surplus in excess of $125,000. At December 31, 1997, net assets of TexasRe totaling $113,130 are not available for transfer to Life Re Corporation in 1998 except with prior approval of state regulatory authorities. Dividends paid to Life Re Corporation by TexasRe were $16,314 in 1997, $12,087 in 1996 and $15,000 in 1995.

     Life Re Corporation owns $160,500 of surplus debentures issued by TexasRe which provide funds to Life Re Corporation in the form of principal and interest payments. Under the terms of an amendment to TexasRe's surplus debentures, no prior approval of the Texas Department of Insurance is required to pay or prepay scheduled principal or interest on the surplus debentures provided that, after giving effect to any such payment, the statutory surplus of TexasRe exceeds $125,000. The amendment to TexasRe's surplus debentures was approved under the consideration that statutory surplus, as defined, in excess of $125,000 be reflected in liabilities to the extent of outstanding surplus debenture interest and principal. Payments of surplus debenture principal and interest to Life Re Corporation by TexasRe totaled $9,799, $10,008 and $29,400 in 1997, 1996 and 1995, respectively.

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

                      LIFE RE CORPORATION AND SUBSIDIARIES

     The combined statutory basis financial position of TexasRe and subsidiaries as of December 31, 1997 and 1996 is as follows:

                                  REALIC        LRCA       TEXASRE     ELIMINATIONS*      TOTAL
                                  ------     ----------    --------    -------------    ----------
December 31, 1997:
Assets.........................  $689,664    $2,328,054    $184,645      $(328,881)     $2,873,482
                                 ========    ==========    ========      =========      ==========
Liabilities....................   644,100     2,154,144      58,945       (109,407)      2,747,782
Capital and surplus............    45,564       173,910     125,700       (219,474)        125,700
                                 --------    ----------    --------      ---------      ----------
                                 $689,664    $2,328,054    $184,645      $(328,881)     $2,873,482
                                 ========    ==========    ========      =========      ==========
December 31, 1996:
Assets.........................  $717,898    $1,434,253    $188,274      $(318,300)     $2,022,125
                                 ========    ==========    ========      =========      ==========
Liabilities....................  $684,663    $1,261,357    $ 62,574      $(112,169)     $1,896,425
Capital and surplus............    33,235       172,896     125,700       (206,131)        125,700
                                 --------    ----------    --------      ---------      ----------
                                 $717,898    $1,434,253    $188,274      $(318,300)     $2,022,125
                                 ========    ==========    ========      =========      ==========

---------------
* Represents the elimination of intercompany balances.

     Combined statutory basis net income of TexasRe and subsidiaries was $16,315 and $27,087 in 1996 and 1995. In 1997, TexasRe and subsidiaries had a statutory basis net loss of $54,121.

11.  STOCK OPTIONS

     At December 31, 1997, 2,740,525 shares of authorized common stock are reserved for issuance under two stock options plans, the 1992 Life Re Corporation Stock Option Plan and the 1993 Non-Employee Directors Stock Option Plan. The Board of Directors has approved an amendment to the 1992 Life Re Corporation Stock Option Plan to allocate an additional 1,500,000 common shares to the Plan to be effective when it is approved by stockholders. The plans provide for the granting of nonqualified stock options or incentive stock options to certain officers, employees and directors. Options are granted at no less than fair value on the date of grant for a period not in excess of ten years. They vest over periods of four to five years or in full upon the occurrence of certain events including a change in control of the Company.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), requires disclosure of pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. This method provides for employee stock options to be measured at fair value on the date of grant which is then amortized to expense over the options' vesting period. The fair value of the options for the pro forma disclosures which follow was estimated using a Black-Scholes option pricing model with the following assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates ranging from 6.3% to 6.4%, 5.4% to 6.8% and 6.8% to 7.7%, respectively; dividend yields of 1.0% in each year; volatility factors of the expected market price of the Company's common stock of 20% in 1997 and 25% in 1996 and 1995; and weighted-average expected life of the options of 5 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                      LIFE RE CORPORATION AND SUBSIDIARIES

     Pro forma net income and earnings per common share including the effects of amortization of the estimated fair values of employee stock options granted after December 15, 1994 are as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1997       1996       1995
                                                        -------    -------    -------
Pro forma net income..................................  $47,256    $53,116    $34,299
Pro forma earnings per common share...................  $  3.48    $  3.89    $  2.30
Pro forma earnings per common share assuming
  dilution............................................  $  3.32    $  3.82    $  2.30

Options outstanding are as follows:

                                                        YEARS ENDED DECEMBER 31,
                       ------------------------------------------------------------------------------------------
                                   1997                           1996                           1995
                       ----------------------------   ----------------------------   ----------------------------
                                   WEIGHTED-AVERAGE               WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                        OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE
                       ---------   ----------------   ---------   ----------------   ---------   ----------------
Balance, beginning of
  year...............  1,794,125         $23.19       1,258,500         $20.89         912,500         $21.40
Granted..............    637,500         $39.65         714,000         $26.61         368,000         $19.60
Exercised............   (134,850)        $21.67        (169,625)        $20.58          (5,000)        $22.00
Canceled.............    (15,750)        $29.95          (8,750)        $22.70         (17,000)        $20.05
                       ---------                      ---------                      ---------
Balance, end of
  year...............  2,281,025         $27.83       1,794,125         $23.19       1,258,500         $20.89
                       =========                      =========                      =========
Exercisable at end of
  year...............    946,481         $22.23         487,225         $21.45         476,750         $21.72
Weighted-average fair
  value of options
  granted during the
  year...............                    $11.07                          $8.12                          $6.39

     Exercise prices for options outstanding as of December 31, 1997 range from $16.63 to $42.38. The weighted-average remaining contractual life of those options is 7 years.

12.  EMPLOYEE BENEFIT PLANS

     Substantially all full time employees are covered by a noncontributory defined benefit pension plan. Benefits are determined by a formula which relates the pension payable to years of service at retirement, final five year average salary and wages covered by Social Security. Annual contributions to the plan are sufficient to satisfy legal funding requirements. In addition, the Company has an unfunded Supplemental Executive Retirement Plan which is a nonqualified plan that provides certain officers defined pension benefits in excess of limits imposed by federal tax law. The Company also sponsors a defined contribution savings plan covering substantially all employees with at least six months of service. The Company contributes 50% of the first 6% of salary contributed by employees. Participants vest in Company contributions over a four year period. The combined expense associated with employee benefit plans was $1,438, $1,151 and $1,031 in 1997, 1996 and 1995, respectively.

13.  REINSURANCE CEDED

     In the normal course of business, the Company seeks to limit its exposure to loss by ceding reinsurance to retrocessionaires. In general, the Company retains a maximum of $1,000 on any one life for ordinary life insurance business with certain limited exceptions depending upon age and classification of the risk. Amounts in excess of the retention are ceded to a pool of retrocessionaires. From time to time, the Company has also entered into quota share retrocessional agreements. In general, the Company's policy in regard to group

                      LIFE RE CORPORATION AND SUBSIDIARIES
insurance business is to retain not more than $250 of liability on any one life insurance risk, $300 on any one accident or health insurance risk or, for special risk insurance, $1,000 on any one risk. The Company has agreements with group retrocessionaires primarily on an excess basis. Contracts for reinsurance ceded do not relieve the Company from its obligations under contracts for reinsurance assumed. Failure of retrocessionaires to honor their obligations could result in losses to the Company; however, no amounts are deemed uncollectible at December 31, 1997.

     The Company's policy generally is to require collateral from those retrocessionaires not authorized to conduct reinsurance business in Connecticut, LRCA's domiciliary state, in an amount at least equal to the statutory reserves reinsured. Collateral is provided in the form of letters of credit and trust agreements.

     Amounts receivable on reinsurance ceded are as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Future policy benefits under life insurance contracts.......  $192,259    $213,001
Claims recoverable under life insurance contracts...........    23,577      19,752
Accident and health insurance claims reserves...............    42,302      27,446
Other policy benefits.......................................    15,245      14,478
Acquisition costs...........................................    74,445       2,948
                                                              --------    --------
                                                              $347,828    $277,625
                                                              ========    ========

     Amounts receivable on reinsurance ceded includes approximately $60,000 representing ERC Life's 67% retrocessional share of the acquisition costs associated with the ERAC agreement (Note 3).

     Policy benefits recovered on reinsurance ceded for the years ended December 31, 1997, 1996 and 1995 were $107,309, $75,971 and $90,435, respectively.

                      LIFE RE CORPORATION AND SUBSIDIARIES

14.  UNAUDITED QUARTERLY FINANCIAL DATA

                                           FIRST      SECOND     THIRD      FOURTH
                                          QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                          --------   --------   --------   --------   --------
1997
Policy revenues.........................  $114,713   $122,608   $123,573   $129,384   $490,278
                                          ========   ========   ========   ========   ========
Total revenues..........................  $150,359   $159,988   $163,426   $171,979   $645,752
Total benefits and expenses.............   134,901    141,453    143,666    149,508    569,528
                                          --------   --------   --------   --------   --------
Income before federal income taxes......    15,458     18,535     19,760     22,471     76,224
Provision for federal income taxes......     5,410      6,488      6,917      7,863     26,678
                                          --------   --------   --------   --------   --------
Net income..............................  $ 10,048   $ 12,047   $ 12,843   $ 14,608   $ 49,546
                                          ========   ========   ========   ========   ========
Earnings per common share...............  $    .74   $    .89   $    .94   $   1.07   $   3.64
                                          ========   ========   ========   ========   ========
Earnings per common share assuming
  dilution..............................  $    .71   $    .85   $    .90   $   1.01   $   3.48
                                          ========   ========   ========   ========   ========
1996
Policy revenues.........................  $100,728   $104,467   $123,750   $122,047   $450,992
                                          ========   ========   ========   ========   ========
Total revenues..........................  $143,588   $133,603   $157,346   $158,005   $592,542
Total benefits and expenses.............   119,871    117,638    141,273    137,669    516,451
                                          --------   --------   --------   --------   --------
Income before federal income taxes......    23,717     15,965     16,073     20,336     76,091
Provision for federal income taxes......     3,561      5,588      5,623      7,118     21,890
                                          --------   --------   --------   --------   --------
Net income..............................  $ 20,156   $ 10,377   $ 10,450   $ 13,218   $ 54,201
                                          ========   ========   ========   ========   ========
Earnings per common share...............  $   1.45   $    .76   $    .77   $    .98   $   3.97
                                          ========   ========   ========   ========   ========
Earnings per common share assuming
  dilution..............................  $   1.43   $    .74   $    .76   $    .95   $   3.89
                                          ========   ========   ========   ========   ========

     Due to changes in the number of average shares outstanding, quarterly earnings per share do not add to the total.

     The adoption of SFAS 128 did not result in the restatement of previously reported earnings per share as the calculation of earnings per share assuming dilution in accordance with SFAS 128 results in the same per share amounts previously reported.

                      LIFE RE CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  SCHEDULE II

                              LIFE RE CORPORATION
                                 BALANCE SHEETS
                                (PARENT COMPANY)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
ASSETS
Investment in common stock of subsidiaries(1)...............  $412,716     $250,483
Long-term debt of subsidiaries(1)...........................   170,300      160,500
Securities available for sale...............................     6,472          202
Short-term investments......................................     9,174        1,699
Cash........................................................      (127)         175
Interest receivable on long-term debt of subsidiaries(1)....       869          608
Due from subsidiaries(1)....................................    13,427
Other assets................................................     7,861       11,781
                                                              --------     --------
          Total assets......................................  $620,692     $425,448
                                                              ========     ========
LIABILITIES
Accrued expenses and other liabilities......................  $ 21,902     $  2,085
Due to subsidiaries(1)......................................                  8,252
Junior subordinated debentures payable to subsidiary(1).....   100,000
Loans payable...............................................   125,000      125,000
                                                              --------     --------
          Total liabilities.................................   246,902      135,337
                                                              --------     --------
SHAREHOLDERS' EQUITY
Common stock (par value $.001 per share; authorized
  40,000,000 shares; issued 15,835,785 and 15,700,935
  shares, respectively).....................................  $     16     $     16
Paid in capital.............................................   111,337      105,226
Net unrealized appreciation of securities...................    61,416       24,854
Retained earnings...........................................   249,297      206,822
Treasury stock -- at cost (2,205,223 and 2,172,769 shares,
  respectively).............................................   (48,276)     (46,807)
                                                              --------     --------
          Total shareholders' equity........................  $373,790     $290,111
                                                              --------     --------
          Total liabilities and shareholders' equity........  $620,692     $425,448
                                                              ========     ========

---------------
(1) Eliminated in consolidation.

     The condensed parent company financial statements should be read in conjunction with the consolidated financial statements of Life Re Corporation and Subsidiaries included elsewhere herein.

                      LIFE RE CORPORATION AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            SCHEDULE II -- CONTINUED

                              LIFE RE CORPORATION
                              STATEMENTS OF INCOME
                                (PARENT COMPANY)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
REVENUES
Interest income on long-term debt of subsidiaries(1)........  $ 9,906    $ 9,892    $11,402
Investment income...........................................    1,574        767      1,788
Realized investment gains...................................              12,767         61
                                                              -------    -------    -------
          Total revenues....................................   11,480     23,426     13,251
                                                              -------    -------    -------
EXPENSES
Interest expense on loans payable...........................    7,997      8,356     10,743
Interest expense on junior subordinated debentures(1).......    4,970
Other operating expenses....................................    4,693      4,647      2,626
                                                              -------    -------    -------
          Total expenses....................................   17,660     13,003     13,369
                                                              -------    -------    -------
Income before income taxes, equity in undistributed earnings
  of subsidiaries and extraordinary charge..................   (6,180)    10,423       (118)
Provision for federal income taxes (benefit)................   (1,510)         6        (42)
                                                              -------    -------    -------
Income before equity in undistributed earnings of
  subsidiaries and extraordinary charge.....................   (4,670)    10,417        (76)
Equity in earnings of subsidiaries(1).......................   54,216     43,784     35,688
                                                              -------    -------    -------
Income before extraordinary charge..........................   49,546     54,201     35,612
Extraordinary charge, net of tax benefit....................                          1,004
                                                              -------    -------    -------
NET INCOME..................................................  $49,546    $54,201    $34,608
                                                              =======    =======    =======

---------------
(1) Eliminated in consolidation.

     The condensed parent company financial statements should be read in conjunction with the consolidated financial statements of Life Re Corporation and Subsidiaries included elsewhere herein.

                      LIFE RE CORPORATION AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            SCHEDULE II -- CONTINUED

                              LIFE RE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                (PARENT COMPANY)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net income.................................................  $ 49,546    $ 54,201    $ 34,608
Extraordinary charge.......................................                             1,004
Adjustments to reconcile net income to net cash used by
  operating activities
  Equity in earnings of subsidiaries(1)....................   (54,216)    (43,784)    (35,688)
  Interest on long-term debt of subsidiaries(1)............    (9,906)     (9,892)    (11,402)
  Realized gains on investments............................               (12,767)        (61)
  Other....................................................     3,674         950         335
                                                             --------    --------    --------
     Net cash used by operating activities.................   (10,902)    (11,292)    (11,204)
                                                             --------    --------    --------
INVESTING ACTIVITIES
Purchases of securities....................................    (5,917)       (200)     (3,162)
Sales of securities........................................                25,057       5,266
Change in short-term investments...........................    (7,475)     (1,069)       (350)
Surplus debenture interest received from subsidiary(1).....     9,799      10,008      19,400
Contributions to subsidiaries(1)...........................   (75,000)
Dividends received from subsidiaries.......................    18,982      12,087      15,000
Repayment of surplus debenture principal by
  subsidiary(1)............................................                            10,000
Cash paid for acquisition of subsidiary....................   (20,995)
Purchases of furniture and equipment, net..................    (2,491)       (829)       (878)
                                                             --------    --------    --------
     Net cash (used) provided by investing activities......   (83,097)     45,054      45,276
                                                             --------    --------    --------
FINANCING ACTIVITIES
Purchases of common stock for treasury.....................      (956)    (16,861)    (29,497)
Proceeds from exercises of common stock options............     2,921       3,570
Issuance of junior subordinated debentures(1)..............   100,000
Issuance costs of capital securities of subsidiary trust...    (1,197)
Loan principal repayments..................................               (15,000)
Fees related to amendments to credit agreement.............                              (404)
Dividends on common stock..................................    (7,071)     (5,454)     (4,123)
Other......................................................                     7           4
                                                             --------    --------    --------
     Net cash provided (used) by financing activities......    93,697     (33,738)    (34,020)
                                                             --------    --------    --------
Increase (decrease) in cash................................      (302)         24          52
Cash balance at beginning of period........................       175         151          99
                                                             --------    --------    --------
Cash balance at end of period..............................  $   (127)   $    175    $    151
                                                             ========    ========    ========

---------------
(1) Eliminated in consolidation.

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1997.

ITEM 11  EXECUTIVE COMPENSATION

     The information required by Item 11 is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1997.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1997.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1997.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed or incorporated by reference as part of this Form 10-K:

     1.  Financial Statements

     The audited consolidated financial statements of Life Re and the related auditor's report listed in the Index to Financial Statements and Financial
Statement Schedule appearing on page   .

     2.  Financial Statement Schedule

     The schedule listed in the Index to Financial Statements and Financial
Statement Schedule appearing on page   .

     3.  Exhibits

     The accompanying Exhibit Index appearing on page 55 is incorporated herein by reference. The exhibits listed in the Exhibit Index are filed or incorporated by reference as part of this Form 10-K.

(b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended December 31, 1996. A Current Report on Form 8-K was filed with the Securities and Exchange Commission on February 13, 1998 regarding the Company's 1997 financial results.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LIFE RE CORPORATION

                                          By:   /s/ RODNEY A. HAWES, JR.
                                            ------------------------------------
                                                    Rodney A. Hawes, Jr.
                                                   Chairman of the Board,
                                                  Chief Executive Officer,
                                            Office of the Chairman and Director
March 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             /s/ RODNEY A. HAWES, JR.                Chairman of the Board, Chief       March 30, 1998
---------------------------------------------------    Executive Officer, Office of
               Rodney A. Hawes, Jr.                    the Chairman and Director

               /s/ DOUGLAS M. SCHAIR                 Vice Chairman of the Board, Chief  March 30, 1998
---------------------------------------------------    Investment Officer, Office of
                 Douglas M. Schair                     the Chairman and Director

               /s/ JACQUES E. DUBOIS                 President, Chief Operating         March 30, 1998
---------------------------------------------------    Officer, Office of the Chairman
                 Jacques E. Dubois                     and Director

                /s/ CHRIS C. STROUP                  Executive Vice President, Chief    March 30, 1998
---------------------------------------------------    Financial Officer, (principal
                  Chris C. Stroup                      accounting officer and
                                                       principal financial officer)
                                                       and Director

              /s/ SAMUEL V. FILOROMO                 Vice President -- Operations and   March 30, 1998
---------------------------------------------------    Director
                Samuel V. Filoromo

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             /s/ CAROLYN K. MCCANDLESS               Director                           March 30, 1998
---------------------------------------------------
               Carolyn K. McCandless

                /s/ K. FRED SKOUSEN                  Director                           March 30, 1998
---------------------------------------------------
                  K. Fred Skousen

            /s/ T. BOWRING WOODBURY, II              Director                           March 30, 1998
---------------------------------------------------
              T. Bowring Woodbury, II

                              LIFE RE CORPORATION

                                 EXHIBIT INDEX

                                                                             SEQUENTIAL
EXHIBIT                                                                         PAGE
NUMBER                            DESCRIPTION OF EXHIBIT                       NUMBER
-------                           ----------------------                     ----------
  3.01    --   Restated Certificate of Incorporation of Life Re Corporation
               (the "Company"), dated November 13, 1997, incorporated by
               reference to Exhibit 3.01 of the Company's Form 10-Q for the quarterly period ended September 30, 1997, as filed with the
               Securities and Exchange Commission ("SEC") on November 13,
               1997........................................................
  3.02    --   By-Laws of the Company, dated August 5, 1992, incorporated by reference to Exhibit 3.02 of the Company's Form 10-Q for the quarterly period ended September 30, 1997, as filed with the SEC on November 13, 1997................................
  4.01    --   Specimen Common Stock Certificate of the Company,
               incorporated by reference to Exhibit 4.1 of the Company's
               Registration Statement on Form S-1 (File No. 33-50556)......
  4.02    --   Certificate of Trust of Life Re Capital Trust II ("Trust
               II"), incorporated by reference to Exhibit 4.3 of the
               Company's Registration Statement on Form S-3 (File No.
               333-46213)..................................................
  4.03    --   Declaration of Trust of Trust II, incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on
               Form S-3 (File No. 333-46213)...............................
  4.04    --   Form of Amended and Restated Declaration of Trust of Trust
               II, incorporated by reference to Exhibit 4.5 of the
               Company's Registration Statement on Form S-3 (File No.
               333-46213)..................................................
  4.05    --   Form of Quarterly Income Preferred Security ("QUIPS") of
               Trust II, incorporated by reference to Exhibit 4.6 of the
               Company's Registration Statement on Form S-3 (File No.
               333-46213)..................................................
  4.06    --   Form of Junior Subordinated Debenture, incorporated by
               reference to Exhibit 4.8 of the Company's Registration
               Statement on Form S-3 (File No. 333-46213)..................
  4.07    --   Form of Indenture between the Company and The Bank of New
               York, as Trustee, pursuant to which the Junior Subordinated
               Debentures are to be issued, incorporated by reference to
               Exhibit 4.7 of the Company's Registration Statement on Form
               S-3 (File No. 333-46213)....................................
  4.08    --   Form of Guarantee Agreement with respect to the QUIPS,
               incorporated by reference to Exhibit 4.9 of the Company's
               Registration Statement on Form S-3 (File No. 333-46213).....
  4.09    --   Form of Master Unit Agreement, incorporated by reference to
               Exhibit 4.11 of the Company's Registration Statement on Form
               S-3 (File No. 333-46213)....................................
  4.10    --   Form of Adjustable Conversion-rate Equity Security Units,
               incorporated by reference to Exhibit 4.12 of the Company's
               Registration Statement on Form S-3 (File No. 333-46213).....
  4.11    --   Form of Pledge Agreement, incorporated by reference to
               Exhibit 4.13 of the Company's Registration Statement on Form
               S-3 (File No. 333-46213)....................................
  4.12    --   Form of Call Option Agreement, incorporated by reference to
               Exhibit 4.14 of the Company's Registration Statement on Form
               S-3 (File No. 333-46213)....................................
  4.13    --   Company's Agreement to File Indenture, incorporated by
               reference to Exhibit 4.02 of the Company's Form 10-Q for the quarterly period ended June 30, 1997, as filed with the SEC on August 13, 1997..........................................
 10.01    --   Surplus Debenture No. 1 in the amount of $180,500,000, dated
               November 16, 1988, issued by First of Groves Life Insurance
               Company ("First of Groves") to the Company, incorporated by reference to Exhibit 10.16 of the Company's Registration
               Statement on Form S-1 (File No. 33-50556)...................
 10.02    --   First Amendment to Surplus Debenture No. 01 of TexasRe Life
               Insurance Company (formerly known as First of
               Groves)("TexasRe"), effective November 3, 1992, incorporated by reference to Exhibit 10.12 of the Company's Form 10-K for the year ended December 31, 1994, as filed with the SEC on
               March 31, 1994..............................................

                                                                             SEQUENTIAL
EXHIBIT                                                                         PAGE
NUMBER                            DESCRIPTION OF EXHIBIT                       NUMBER
-------                           ----------------------                     ----------
 10.03    --   Second Amendment to Surplus Debenture No. 01 of TexasRe
               (formerly known as First of Groves), effective January 1,
               1994, incorporated by reference to Exhibit 10.13 of the
               Company's Form 10-K for the year ended December 31, 1994, as filed with the SEC on March 31, 1995........................
 10.04    --   Third Amendment to Surplus Debenture No. 01 of TexasRe
               (formerly known as First of Groves), effective November 6,
               1995, incorporated by reference to Exhibit 10.13 of the
               Company's Form 10-K for the year ended December 31, 1995, as filed with the SEC on March 28, 1996........................
 10.05    --   Surplus Debenture No. 2 in the amount of $80,000,000, dated
               November 16, 1988, issued by First of Groves to the Company, incorporated by reference to Exhibit 10.17 of the Company's
               Registration Statement on Form S-1 (File No. 33-50556)......
 10.06    --   First Amendment to Surplus Debenture No. 02 of TexasRe
               (formerly known as First of Groves), effective November 3,
               1992, incorporated by reference to Exhibit 10.15 of the
               Company's Form 10-K for the year ended December 31, 1994, as filed with the SEC on March 31, 1995........................
 10.07    --   Second Amendment to Surplus Debenture No. 02 of TexasRe
               (formerly known as First of Groves), effective January 1,
               1994, incorporated by reference to Exhibit 10.16 of the
               Company's Form 10-K for the year ended December 31, 1994, as filed with the SEC on March 31, 1995........................
 10.08    --   Third Amendment to Surplus Debenture No. 02 of TexasRe
               (formerly known as First of Groves), effective November 6,
               1995, incorporated by reference to Exhibit 10.17 of the
               Company's Form 10-K for the year ended December 31, 1995, as filed with the SEC on March 28, 1996........................
 10.09    --   Amended and Restated Credit Amendment dated as of November
               2, 1995 among the Company, as the Borrower, Various
               Financial Institutions, as the Lenders, Shawmut Bank
               Connecticut, N.A., Bank of America Illinois and The Bank of
               New York, as Co-Agents, and Bank of America National Trust
               and Savings Association ("Bank of America NT & SA"), as
               Administrative Agent for the Lenders (the "Amended and
               Restated Credit Agreement"), incorporated by reference to
               Exhibit 10.01 of the Company's Form 10-Q for the quarterly period ended September 30, 1995, as filed with the SEC on
               November 14, 1995...........................................
 10.10    --   Form of Amended and Restated Pledge Amendment dated as of
               November 2, 1995 between the Company, as the Pledgor, and
               Bank of America NT & SA, as Administrative Agent for the
               Lenders, incorporated by reference to Exhibit 10.02 of the
               Company's Form 10-Q for the quarterly period ended September
               30, 1995, as filed with the SEC on November 14, 1995........
 10.11    --   First Amendment dated as of April 29, 1997 to the Amended
               and Restated Credit Agreement, incorporated by reference to
               Exhibit 10.02 of the Company's Form 10-Q for the quarterly period ended March 31, 1997, as filed with the SEC on May
               14, 1997....................................................
 10.12    --   Second Amendment dated as of June 30, 1997 to the Amended
               and Restated Credit Agreement, incorporated by reference to
               Exhibit 10.01 of the Company's Form 10-Q for the quarterly period ended June 30, 1997, as filed with the SEC on August
               13, 1997....................................................
 10.13    --   Third Amendment and Waiver dated as of February 6, 1998 to the Amended and Restated Credit Agreement...................
 10.14    --   Consent to extension of Commitment Termination Date, dated
               November 6, 1996, pursuant to the Amended and Restated
               Credit Agreement, incorporated by reference to Exhibit 10.08 of the Company's Form 10-Q for the quarterly period ended
               September 30, 1996, as filed with the SEC on November 14,
               1996........................................................
 10.15    --   Consent to extension of Commitment Termination Date, dated
               October 20, 1997, pursuant to the Amended and Restated
               Credit Agreement............................................

                                                                             SEQUENTIAL
EXHIBIT                                                                         PAGE
NUMBER                            DESCRIPTION OF EXHIBIT                       NUMBER
-------                           ----------------------                     ----------
 10.16    --   Tax Allocation Agreement, effective as of the first day of the consolidated return taxable year beginning January 1,
               1994 by and among the Company, TexasRe and Life Reassurance
               Corporation of America ("Life Reassurance"), incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarterly period ended June 30, 1995, as filed with the SEC on August 14, 1995..........................................
 10.17    --   Employment Agreement, effective as of June 9, 1995, between the Company and Rodney A. Hawes, Jr., incorporated by
               reference to Exhibit 10.18 of the Company's Form 10-K for
               the fiscal year ended December 31, 1995, as filed with the
               SEC on March 28, 1996.......................................
 10.18    --   Amendment to Employment Agreement, dated as of November 11,
               1996, to the Employment Agreement, effective as of June 9,
               1995, between the Company and Rodney A. Hawes, Jr.,
               incorporated by reference to Exhibit 10.01 of the Company's
               Form 10-Q for the quarterly period ended September 30, 1996, as filed with the SEC on November 14, 1996..................
 10.19    --   Employment Agreement, effective as of June 9, 1995, between the Company and Douglas M. Schair, incorporated by reference to Exhibit 10.19 of the Company's Form 10-K for the fiscal year ended December 31, 1995, as filed with the SEC on March
               28, 1996....................................................
 10.20    --   Amendment to Employment Agreement, dated as of November 11,
               1996, to the Employment Agreement, effective as of June 9,
               1995, between the Company and Douglas M. Schair,
               incorporated by reference to Exhibit 10.02 of the Company's
               Form 10-Q for the quarterly period ended September 30, 1996, as filed with the SEC on November 14, 1996..................
 10.21    --   Employment Agreement, effective as June 9, 1995, between the
               Company and Jacques E. Dubois, incorporated by reference to
               Exhibit 10.20 of the Company's Form 10-K for the fiscal year ended December 31, 1995, as filed with the SEC on March 28,
               1996........................................................
 10.22    --   Amendment to Employment Agreement, dated as of November 11,
               1996, to the Employment Agreement, effective as of June 9,
               1995, between the Company and Jacques E. Dubois,
               incorporated by reference to Exhibit 10.03 of the Company's
               Form 10-Q for the quarterly period ended September 30, 1996, as filed with the SEC on November 14, 1996..................
 10.23    --   Employment Agreement, effective as of June 1, 1996, between the Company and Samuel V. Filoromo, incorporated by
               reference to Exhibit 10.06 of the Company's Form 10-Q for
               the quarterly period ended June 30, 1996, as filed with the
               SEC on August 13, 1996......................................
 10.24    --   Employment Agreement, effective as of June 1, 1996, between the Company and Chris C. Stroup, incorporated by reference to Exhibit 10.07 of the Company's Form 10-Q for the
               quarterly period ended June 30, 1996, as filed with the SEC on August 13, 1996..........................................
 10.25    --   Employment Agreement, effective as of June 1, 1996, between the Company and W. Weldon Wilson, incorporated by reference to Exhibit 10.08 of the Company's Form 10-Q for the
               quarterly period ended June 30, 1996, as filed with the SEC on August 13, 1996..........................................
 10.26    --   Severance Agreement, effective as of June 1, 1996, between the Company and Tracy L. Rudolph, incorporated by reference to Exhibit 10.10 of the Company's Form 10-Q for the
               quarterly period ended June 30, 1996, as filed with the SEC on August 13, 1996..........................................
 10.27    --   Severance Agreement, effective as of December 17, 1996,
               between the Company and Robert L. Beisenherz, incorporated by reference to Exhibit 10.01 of the Company's Form 10-Q for the quarterly period ended March 31, 1997, as filed with the
               SEC on May 14, 1997.........................................
 10.28    --   Life Reassurance and its Affiliates Employee Savings Plan,
               effective January 1, 1989, incorporated by reference to
               Exhibit 10.31 of the Company's Registration Statement on
               Form S-1 (File No. 33-50556)................................

                                                                             SEQUENTIAL
EXHIBIT                                                                         PAGE
NUMBER                            DESCRIPTION OF EXHIBIT                       NUMBER
-------                           ----------------------                     ----------
 10.29    --   Employees' Retirement Plan of Life Reassurance and its
               Affiliates, effective January 1, 1989, as amended on January
               1, 1991, incorporated by reference to Exhibit 10.32 of the
               Company's Registration Statement on Form S-1 (File No.
               33-50556)...................................................
 10.30    --   The Company's Supplemental Executive Retirement Plan,
               Effective: January 1, 1995, incorporated by reference to
               Exhibit 10.09 of the Company's Form 10-Q for the quarterly period ended June 30, 1996, as filed with the SEC on August
               13, 1996....................................................
 10.31    --   Form of the Company's Stock Investment Plan, incorporated by reference to Exhibit 4(e) of the Company's Registration
               Statement on Form S-8 (File No. 33-54138)...................
 10.32    --   Form of the Company's Restricted Stock Purchase Agreement,
               incorporated by reference to Exhibit 10.33 of the Company's
               Registration Statement on Form S-1 (File No. 33-50556)......
 10.33    --   Form of Amendment No. 1 to Promissory Note as executed by
               certain officers of the Company, incorporated by reference to Exhibit 10.01 of the Company's Form 10-Q for the
               quarterly period ended September 30, 1997, as filed with the
               SEC on November 13, 1997....................................
 10.34    --   The Company's Stock Option Plan, effective November 3, 1992
               (the "1992 Stock Option Plan"), incorporated by reference to
               Exhibit 10.17 of the Company's Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on March 31,
               1993........................................................
 10.35    --   Form of Amendment Number One to the 1992 Stock Option Plan,
               incorporated by reference to Exhibit 10.63 of the Company's
               Form 10-K for the year ended December 31, 1996, as filed
               with the SEC on March 28, 1997..............................
 10.36    --   Amendment Number Two to the 1992 Stock Option Plan,
               incorporated by reference to Exhibit 10.61 of the Company's
               Form 10-K for the year ended December 31, 1996, as filed
               with the SEC on March 28, 1997..............................
 10.37    --   The Company's 1993 Non-Employee Directors Stock Option Plan,
               effective June 9, 1993, incorporated by reference to Exhibit
               28.1 of the Company's Form 10-Q for the quarterly period
               ended June 30, 1993, as filed with the SEC on August 16,
               1993........................................................
 10.38    --   Amendment Number One to the Company's 1993 Non-Employee
               Directors Stock Option Plan incorporated by reference to
               Exhibit 10.62 of the Company's Form 10-K for the year ended
               December 31, 1996, as filed with the SEC on March 28,
               1997........................................................
 10.39    --   The Company's Long-Term Incentive Plan, dated November 3,
               1994, incorporated by reference to Exhibit 10.66 of the
               Company's Form 10-K for the year ended December 31, 1996, as filed with the SEC on March 28, 1997........................
 10.40    --   The Company's Annual Incentive Plan, dated November 3, 1994, incorporated by reference to Exhibit 10.65 of the Company's
               Form 10-K for the year ended December 31, 1996, as filed
               with the SEC on March 28, 1997..............................
 10.41    --   Amended and Restated Advisory Agreement, dated November 16,
               1988, between Life Reassurance and Conseco Capital
               Management, Inc. (the "Conseco Amended and Restated Advisory
               Agreement"), incorporated by reference to Exhibit 10.45 of the Company's Registration Statement on Form S-1 (File No.
               33-50556)...................................................
 10.42    --   October 1993 Amendment, dated October 1, 1993, to the
               Conseco Amended and Restated Advisory Agreement,
               incorporated by reference to Exhibit 10.25 of the Company's
               Form 10-K for the year ended December 31, 1993, as filed
               with the SEC on March 31, 1994..............................
 10.43    --   November 1994 Amendment to the Conseco Amended and Restated
               Advisory Agreement, effective as of November 1, 1994,
               incorporated by reference to Exhibit 10.04 of the Company's
               Form 10-Q for the quarterly period ended September 30, 1996, as filed with the SEC on November 14, 1996..................
 10.44    --   May 1995 Amendment to the Conseco Amended and Restated
               Advisory Agreement, effective as of May 31, 1995,
               incorporated by reference to Exhibit 10.05 of the Company's
               Form 10-Q for the quarterly period ended September 30, 1996, as filed with the SEC on November 14, 1996..................

                                                                             SEQUENTIAL
EXHIBIT                                                                         PAGE
NUMBER                            DESCRIPTION OF EXHIBIT                       NUMBER
-------                           ----------------------                     ----------
 10.45    --   September 1996 Amendment to the Conseco Amended and Restated
               Advisory Agreement, effective as of September 15, 1996,
               incorporated by reference to Exhibit 10.06 of the Company's
               Form 10-Q for the quarterly period ended September 30, 1996, as filed with the SEC on November 14, 1996..................
 10.46    --   January 1998 Amendment to the Conseco Amended and Restated
               Advisory Agreement, effective as of January 1, 1998.........
 10.47    --   Advisory Agreement, dated December 31, 1991, between Life
               Reassurance and Liberty Capital Advisors, Inc. (The "Liberty
               Advisory Agreement"), incorporated by reference to Exhibit
               10.46 of the Company's Registration Statement on Form S-1
               (File No. 33-50556).........................................
 10.48    --   Amendment Number One to the Liberty Advisory Agreement,
               effective as of July 1, 1996, incorporated by reference to
               Exhibit 10.07 of the Company's Form 10-Q for the quarterly period ended September 30, 1996, as filed with the SEC on
               November 14, 1996...........................................
 21.01    --   Subsidiaries of the Company.................................
 23.01    --   Consent of Ernst & Young LLP................................
    27    --   Financial Data Schedule.....................................