Form 10-Q
period 1998-03-31
LIFE RE CORP
filed 1998-05-14
CIK 890445

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-11340

                              LIFE RE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                  01-0437851
    (STATE OR OTHER JURISDICTION OF INCORPORATION OR                 (I.R.S. EMPLOYER IDENTIFICATION NO.)
                      ORGANIZATION)

                              969 HIGH RIDGE ROAD
                          STAMFORD, CONNECTICUT 06905
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (203) 321-3000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Common stock outstanding ($.001 par value) as of May 4, 1998: 17,279,279 shares

================================================================================

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
 PART I -- FINANCIAL INFORMATION
 1     Financial Statements
       Independent Accountants' Review Report......................    2
       Condensed Consolidated Balance Sheets (Unaudited) March 31,
       1998 and
       December 31, 1997...........................................    3
       Condensed Consolidated Statements of Income (Unaudited)
       Three months ended March 31, 1998 and 1997..................    4
       Condensed Consolidated Statements of Cash Flows (Unaudited)
       Three months ended March 31, 1998 and 1997..................    5
       Notes to Condensed Consolidated Financial Statements
       March 31, 1998 (Unaudited)..................................    6
 2     Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................    8
PART II -- OTHER INFORMATION
 6     Exhibits and Reports on Form 8-K............................   11

                        PART I -- FINANCIAL INFORMATION

                                     ITEM 1

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
Life Re Corporation

     We have reviewed the accompanying condensed consolidated balance sheets of Life Re Corporation and its subsidiaries as of March 31, 1998, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Life Re Corporation and subsidiaries as of December 31, 1997 and the related consolidated statements of income, changes in common shareholders' equity and cash flows for the year then ended (not presented herein) and in our report dated February 12, 1998 (except for Notes 9 and 10, as to which the date is March 17, 1998), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheets from which it has been derived.

                                                 /s/ ERNST & YOUNG LLP

Stamford, Connecticut
April 30, 1998

                      LIFE RE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                MARCH 31,         DECEMBER 31,
                                                                  1998                1997
                                                              -------------      ---------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Fixed maturities -- at fair value (amortized cost:
  $2,683,335 and $2,243,423)................................   $2,767,770          $2,335,795
Equity securities -- at fair value (cost: $25,896 and
  $25,171, respectively)....................................       27,263              26,775
Assets held by ceding company under reinsurance treaty -- at
  fair value (amortized cost: $101,382 and $101,767),.......      108,431             109,266
Mortgage loans and real estate..............................       11,911              12,007
Short-term investments......................................      247,011             166,801
Policy loans................................................      133,883             133,986
          Total investments.................................    3,296,269           2,784,630
Cash........................................................        7,944              16,797
Accrued investment income...................................       50,677              43,378
Policy revenues receivable..................................      172,435             158,560
Amounts receivable on reinsurance ceded.....................      362,105             347,828
Deferred acquisition costs..................................      365,617             325,570
Other assets................................................       20,621              23,479
          Total assets......................................   $4,275,668          $3,700,242
LIABILITIES
Policy benefits.............................................   $3,091,485          $2,871,243
Acquisition costs payable...................................       52,031              54,247
Amounts due on reinsurance ceded............................       64,361              55,085
Other liabilities...........................................      103,079             120,877
Loans payable...............................................      125,000             125,000
          Total liabilities.................................    3,435,956           3,226,452
Corporation-obligated, mandatorily redeemable capital
  securities of subsidiary trusts...........................      236,620             100,000
COMMON SHAREHOLDERS' EQUITY
Common stock (par value $.001 per share; authorized
  40,000,000 shares; issued 19,495,185 and 15,835,785
  shares, respectively).....................................           19                  16
Paid in capital.............................................      333,927             111,337
Net unrealized appreciation of securities...................       56,550              61,416
Retained earnings...........................................      261,564             249,297
Treasury stock -- at cost (2,215,906 and 2,205,223 shares,
  respectively).............................................      (48,968)            (48,276)
  Total common shareholders' equity.........................      603,092             373,790
          Total liabilities and shareholders' equity........   $4,275,668          $3,700,242

       The accompanying notes are an integral component of the condensed consolidated financial statements.

                      LIFE RE CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA
REVENUES
Policy revenues.............................................  $141,319     $114,713
Investment income...........................................    47,810       34,909
Realized investment gains...................................       593          737
          Total revenues....................................   189,722      150,359
BENEFITS AND EXPENSES
Policy benefits.............................................    95,775       82,190
Acquisition costs...........................................    41,201       31,916
Interest credited to policyholder accounts..................    14,443       10,214
Interest expense............................................     1,981        1,988
Distributions on capital securities.........................     2,499
Other operating expenses....................................    11,806        8,593
          Total benefits and expenses.......................   167,705      134,901
Income before federal income taxes..........................    22,017       15,458
Provision for federal income taxes..........................     7,706        5,410
NET INCOME..................................................  $ 14,311     $ 10,048
Earnings per common share...................................  $   1.01     $   0.74
Earnings per common share assuming dilution.................  $   0.95     $   0.71
Dividends per share.........................................  $   0.15     $   0.13

 The accompanying notes are an integral component of the condensed consolidated financial statements

                      LIFE RE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                1998         1997
                                                              ---------    --------
                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES
Income before federal income taxes..........................  $  22,017    $ 15,458
Adjustments to reconcile income before federal income taxes
  to net cash provided by operating activities:
  Change in accrued investment income.......................     (5,138)        284
  Change in policy revenues receivable, net.................     (9,587)     11,810
  Change in policy benefits.................................     33,059     (24,631)
  Change in reinsurance ceded balances......................     (3,055)     17,274
  Interest credited to policyholder accounts................     14,443      10,214
  Fees and charges deducted from policyholder accounts......    (10,565)     (8,806)
  Deferral of acquisition costs.............................    (17,309)    (13,816)
  Amortization of acquisition costs, net of interest
     accretion..............................................      7,135       5,668
  Net realized gains on investments.........................       (593)       (737)
  Depreciation and amortization.............................      1,313         892
  Other.....................................................    (10,537)     (6,489)
          Net cash provided by operations...................     21,183       7,121
  Federal income taxes recovered (paid).....................    (18,650)      3,991
          Net cash provided by operating activities.........      2,533      11,112
INVESTING ACTIVITIES
Purchases of fixed maturities...............................   (579,225)    (85,176)
Sales of fixed maturities...................................    295,401      23,776
Maturities of fixed maturities..............................     33,411      52,109
Sales or redemptions of equity securities...................      2,002
Change in short-term investments, policy loans and other
  investments...............................................    (44,816)     13,845
Cash paid in connection with acquisitions and reinsurance
  transactions, net.........................................    (52,894)
Other, net..................................................     (1,169)     (1,007)
          Net cash provided (used) by investing
            activities......................................   (347,290)      3,547
FINANCING ACTIVITIES
Purchases of common stock for treasury......................       (692)       (210)
Proceeds from exercises of common stock options.............      3,572         630
Issuance of common stock, net of issuance costs.............    219,120
Issuance of corporation-obligated, mandatorily redeemable
  capital securities of subsidiary trust....................    133,177
Dividends on common stock...................................     (2,044)     (1,763)
Deposits to policyholder accounts...........................     24,553      13,880
Withdrawals from policyholder accounts......................    (41,782)    (21,812)
     Net cash provided (used) by financing activities.......    335,904      (9,275)
Increase (decrease) in cash.................................     (8,853)      5,384
Cash, beginning of period...................................     16,797       6,337
Cash, end of period.........................................  $   7,944    $ 11,721

       The accompanying notes are an integral component of the condensed consolidated financial statements.

                      LIFE RE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Life Re Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for a fair presentation of financial results, have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

     All dollar amounts are reported in thousands except per share data or unless otherwise specified.

     Earnings per common share is computed using the weighted average number of common shares outstanding during the periods presented. Earnings per common share assuming dilution reflects the dilution that could occur if options to purchase common stock granted under the Company's stock option plans were exercised. The following table presents the effect of dilutive common stock options.

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Weighted average common shares outstanding..................  14,236     13,551
Net effect of stock options assumed to be exercised.........     819        557
                                                              ------     ------
          Total common shares assuming dilution.............  15,055     14,108
                                                              ======     ======

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which establishes new rules for the reporting and display of comprehensive income and its components, consisting of net income and other comprehensive income. The accumulated balance of other comprehensive income is required to be reported separately in common shareholders' equity. The Company's only component of other comprehensive income is net unrealized gains or losses on available for sale securities, as defined, which is reported separately in common shareholders' equity. Therefore, the adoption of SFAS 130 had no impact on common shareholders' equity. Comprehensive income, which will be reported in the Statement of Changes in Common Shareholders' Equity on an annual basis, is as follows:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                           1998        1997
                                                          -------    --------
Net income..............................................  $14,311    $ 10,048
Net unrealized losses on securities.....................   (4,866)    (26,478)
                                                          -------    --------
          Total comprehensive income....................  $ 9,445    $(16,430)
                                                          =======    ========

                      LIFE RE CORPORATION AND SUBSIDIARIES

2.  CAPITAL SECURITIES AND SHAREHOLDERS' EQUITY

     On March 17, 1998, the Company completed two public offerings (together, the "Offerings") in which it sold 3,500,000 shares of common stock and 2,070,000 6.0% Adjustable Conversion-rate Equity Security Units (the "Units") issued through Life Re Capital Trust II, a subsidiary of Life Re Corporation. The Units consist of a stock purchase contract and Quarterly Income Preferred Securities. Net proceeds from the Offerings were $352,297 of which $207,000 was contributed to the insurance subsidiaries.

3.  ACQUISITIONS AND REINSURANCE TRANSACTION

     Effective February 28, 1998, the Company acquired, for a purchase price of $61,897, 100% of the common stock of Mission Life Insurance Company ("Mission Life"). The principal business of Mission Life is life insurance policies designed to meet final expenses. The fair value of assets acquired and liabilities assumed in connection with this transaction were approximately $270,000 and $208,000, respectively. The effect of this acquisition on results of operations for the three months ended March 31, 1998 was not material.

     Effective April 1, 1998, the Company acquired, for a purchase price of approximately $46,000, 100% of the common stock of Lincoln Liberty Life Insurance Company and First Delaware Life Insurance Company from First Lincoln Holdings, Inc. Lincoln Liberty Life Insurance Company and First Delaware Life Insurance Company had combined statutory assets and adjusted capital and surplus at December 31, 1997 of approximately $220,000 and $23,000, respectively.

     Also effective April 1, 1998, the Company recaptured certain business it had retroceded to ERC Life Insurance Company. The portion recaptured amounted to 20% of the total block of business coinsured from Allianz Life Insurance Company of North America effective December 31, 1997.

                                     ITEM 2

                      LIFE RE CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     With the exception of historical information, the matters contained in the following analysis are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of earnings, revenues, income or loss, capital expenditures, plans for future operations and financing needs or plans, as well as assumptions relating to the foregoing. The words "expect", "project", "estimate", "predict", "anticipate", "believes" and similar expressions are also intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Such factors include, but are not limited to, the uncertainties relating to general economic and business conditions which may impact the reinsurance marketplace; changes in laws and government regulations applicable to Life Re, the ability of Life Re to implement its operating strategies successfully, the ability of Life Re to execute Administrative Reinsurance(sm) transactions and the amount, timing and returns therefrom; material fluctuations in interest rate levels; material changes in mortality and morbidity experience; material changes in persistency; material changes in the level of operating expenses; and the success or failure of certain of Life Re's clients in premium writing, and other risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

RESULTS OF OPERATIONS

     During 1997 and in the first quarter of 1998, Life Re completed several transactions through which it acquired blocks of insurance in force (collectively, the "Transactions"). Transactions completed in 1997 (collectively, the "1997 Transactions") increased total assets by approximately $930 million. The transaction completed in 1998 (the "1998 Transaction") increased total assets by approximately $210 million.

     Net income was $14.3 million for the three months ended March 31, 1998 and $10.0 million for the same period last year. The increase is due to higher premium volumes and lower relative mortality in traditional life reinsurance and the contribution to Administrative Reinsurance from the Transactions.

     Policy revenues by major source for the periods ended March 31, 1998 and 1997 are as follows:

                                                              1998      1997
                                                             ------    ------
                                                              (IN MILLIONS)
Traditional life reinsurance...............................  $ 91.2    $ 71.9
Administrative Reinsurance.................................    32.1       9.1
Group accident and health and special risk reinsurance.....    18.0      33.7
                                                             ------    ------
                                                             $141.3    $114.7
                                                             ======    ======

     Policy revenues increased by $26.6 million, or 23%, to $141.3 million in 1998 from $114.7 million in last year's first quarter. Traditional life reinsurance policy revenues increased by $19.3 million, or 27%, to $91.2 million due to an increase in first year premiums of $5.0 million and higher renewal premiums resulting from higher in force amounts. The $23.0 million increase in Administrative Reinsurance policy revenues primarily is attributable to the Transactions. Future revenue growth from Administrative Reinsurance is dependent upon the completion of similar transactions. Group accident and health and special risk policy revenues decreased $15.7 million, or 46%, to $18.0 million. This decrease is due to Life Re's withdrawal from the group accident and health and special risk marketplace during 1997 and an agreement, effective January 1, 1997, to retrocede 50% of 1997 group accident and health and special risk reinsurance risks.

     Investment income increased by 37% to $47.8 million as a result of assets received in conjunction with the Transactions, partially offset by a decline in the weighted average portfolio yield rate as of March 31, 1998 and 1997, respectively.

     Policy benefits increased by $13.6 million period to period due to higher volumes of business in force, but, as a percentage of policy revenues, improved to 68% in 1998 from 72% in 1997. The decrease largely was due to shift in the mix of business within traditional life reinsurance from excess to first dollar quota share reinsurance. Under first dollar quota share reinsurance, typically a higher portion of the reinsurance premium funds acquisition costs and a lesser portion funds mortality costs. In addition, there is higher proportion of Administrative Reinsurance business, which generally possesses lower benefit ratios due to a significant portion of policy benefit costs on interest sensitive products being classified as interest credited.

     Policy acquisition costs as a percentage of policy revenues were 29% for the 1998 quarter compared to 28% for the prior year quarter largely due to a shift in the mix of business within traditional life reinsurance from excess to first dollar quota share reinsurance. Under first dollar quota share reinsurance, typically a higher portion of the reinsurance premium funds acquisition costs and a lesser portion funds mortality costs.

     Interest credited to policyholder accounts increased to $14.4 million in 1998 from $10.2 million in 1997 corresponding to the growth in interest sensitive business resulting from the 1997 Transactions.

     Interest expense on loans payable was level at $2.0 million for 1998 and 1997, as rates were generally unchanged.

     Distributions on capital securities of $2.5 million were incurred from the issuance in June 1997 of $100.0 million of 8.72% capital securities, and to a lesser extent, the issuance in March 1998 of 2,070,000 6% Adjustable Conversion-rate Equity Security Units. Each issuance was made by subsidiary trusts of Life Re.

     Other operating expenses increased by $3.2 million to $11.8 million due to administrative fees for third party administrators incurred within Administrative Reinsurance due to the 1997 Transactions and higher compensation costs.

     Federal income taxes were provided at the federal statutory rate of 35% for 1998 and 1997.

FINANCIAL CONDITION AND LIQUIDITY

  Investments

     Invested assets totaled $3,296.3 million at March 31, 1998 compared to $2,784.6 million at December 31, 1997 largely due to assets acquired from the 1997 Transactions and proceeds from the issuance of common stock and capital securities.

     Life Re's fixed maturity portfolio (including the fixed maturity securities which are included in assets held by ceding company under reinsurance treaty) constituted 87% of invested assets at March 31, 1998, of which $74.6 million, or 2% of invested assets, consisted of below investment grade securities. At March 31, 1998, the weighted average quality rating of the fixed maturities portfolio was A2/A and no fixed maturities were in default.

  Liquidity

     Sources of liquidity are available to Life Re in the form of cash and short-term investments and, if necessary, the sale of invested assets. Life Re may enter into reverse repurchase agreements to fund short-term cash needs and can also borrow an additional $35.0 million under its revolving credit agreement. In addition to debt servicing and capital securities distribution obligations, as well as dividends to common shareholders, Life Re's financial obligations consist of policy benefit and acquisition costs, taxes and general operating expenses. Management believes that these obligations will be adequately provided for by policy revenues and investment income for the next twelve months.

     In order to provide additional liquidity and capital needed to support its core businesses, Life Re raised capital in the quarter ended March 31, 1998 (see
Note 2 of "Notes to Condensed Consolidated Financial

Statements") through two separate public offerings in which it sold 3,500,000 shares of common stock, and 2,070,000 6% Adjustable Conversion-rate Equity Security Units issued through Life Re Capital Trust II.

     The ability of Life Re to make principal and interest payments under its credit agreement and distributions on capital securities, as well as to continue to pay common stock dividends, ultimately is dependent on the statutory earnings and surplus of the insurance subsidiaries. The transfer of funds from the subsidiaries to Life Re Corporation is subject to applicable insurance laws and regulations.

                          PART II -- OTHER INFORMATION

                                     ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

 3.01  --   Restated Certificate of Incorporation of Life Re Corporation
            (the "Company"), dated November 13, 1997, incorporated by
            reference to Exhibit 3.01 of the Company's Form 10-Q for the quarterly period ended September 30, 1997, as filed with the
            Securities and Exchange Commission ("SEC") on November 13,
            1997.
 3.02  --   By-Laws of the Company, dated August 5, 1992, incorporated by reference to Exhibit 3.02 of the Company's Form 10-Q for the quarterly period ended September 30, 1997, as filed with the SEC on November 13, 1997.
 4.01  --   Specimen Common Stock Certificate of the Company,
            incorporated by reference to Exhibit 4.1 of the Company's
            Registration Statement on Form S-1 (File No. 33-50556).
 4.02  --   Certificate of Trust of Life Re Capital Trust II ("Trust
            II"), incorporated by reference to Exhibit 4.3 of the
            Company's Registration Statement on Form S-3 (File No.
            333-46213).
 4.03  --   Declaration of Trust of Trust II, incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on
            Form S-3 (File No. 333-46213).
 4.04  --   Form of Amended and Restated Declaration of Trust of Trust
            II, incorporated by reference to Exhibit 4.5 of the
            Company's Registration Statement on Form S-3 (File No.
            333-46213).
 4.05  --   Form of Quarterly Income Preferred Security ("QUIPS") of
            Trust II, incorporated by reference to Exhibit 4.6 of the
            Company's Registration Statement on Form S-3 (File No.
            333-46213).
 4.06  --   Form of Junior Subordinated Debenture, incorporated by
            reference to Exhibit 4.8 of the Company's Registration
            Statement on Form S-3 (File No. 333-46213).
 4.07  --   Form of Indenture between the Company and The Bank of New
            York, as Trustee, pursuant to which the Junior Subordinated
            Debentures are to be issued, incorporated by reference to
            Exhibit 4.7 of the Company's Registration Statement on Form
            S-3 (File No. 333-46213).
 4.08  --   Form of Guarantee Agreement with respect to the QUIPS,
            incorporated by reference to Exhibit 4.9 of the Company's
            Registration Statement on Form S-3 (File No. 333-46213).
 4.09  --   Form of Master Unit Agreement, incorporated by reference to
            Exhibit 4.11 of the Company's Registration Statement on Form
            S-3 (File No. 333-46213).
 4.10  --   Form of Adjustable Conversion-rate Equity Security Units,
            incorporated by reference to Exhibit 4.12 of the Company's
            Registration Statement on Form S-3 (File No. 333-46213).
 4.11  --   Form of Pledge Agreement, incorporated by reference to
            Exhibit 4.13 of the Company's Registration Statement on Form
            S-3 (File No. 333-46213).
 4.12  --   Form of Call Option Agreement, incorporated by reference to
            Exhibit 4.14 of the Company's Registration Statement on Form
            S-3 (File No. 333-46213).
 4.13  --   Company's Agreement to File Indenture, incorporated by
            reference to Exhibit 4.02 of the Company's Form 10-Q for the quarterly period ended June 30, 1997, as filed with the SEC on August 13, 1997.
15.01  --   Acknowledgment Letter of Ernst & Young LLP.
27.01  --   Financial Data Schedule.

     (b) A Current Report on Form 8-K was filed with the Securities and Exchange Commission on February 13, 1998 regarding the Company's 1997 financial results. No other Current Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1998.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Life Re Corporation

                                          By:      /s/ CHRIS C. STROUP
                                            ------------------------------------
                                                      Chris C. Stroup,
                                                  Executive Vice President
                                                and Chief Financial Officer

Dated: May 13, 1998