Form 10-Q
period 1998-06-30
LIFE RE CORP
filed 1998-08-12
CIK 890445

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
/X/               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

         COMMON STOCK OUTSTANDING ($.001 PAR VALUE) AS OF AUGUST 10, 1998:
17,286,279 SHARES

                                TABLE OF CONTENTS

Item                                                                        Page

                         PART I - FINANCIAL INFORMATION

 1       Financial Statements

         Independent Accountants' Review Report

         Condensed Consolidated Balance Sheets (Unaudited)
         June 30, 1998 and December 31, 1997

         Condensed Consolidated Statements
         of Income (Unaudited)
         Three and six months ended June 30, 1998 and 1997

         Condensed Consolidated Statements
         of Cash Flows (Unaudited)
         Six months ended June 30, 1998 and 1997

         Notes to Condensed Consolidated Financial
         Statements June 30, 1998 (Unaudited)


 2       Management's Discussion and Analysis of
         Financial Condition and Results of Operations


                           PART II- OTHER INFORMATION


 2       Changes in Securities

 4       Submission of Matters to a Vote of
         Security Holders

 5       Other Information

 6       Exhibits and Reports on Form 8-K

         Exhibit Index

                                                                          Page 3
PART I - FINANCIAL INFORMATION

ITEM 1
                                  Independent Accountants' Review Report


The Board of Directors
Life Re Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Life Re Corporation and its subsidiaries as of June 30, 1998, and the related condensed consolidated statements of income for the three-month and six month periods ended June 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Life Re Corporation and subsidiaries as of December 31, 1997 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein) and in our report dated February 12, 1998 (except for Notes 9 and 10, as to which the date is March 17, 1998), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                    /s/
                                                    --------------------------
                                                         ERNST & YOUNG LLP
Stamford, Connecticut
July 26, 1998

PART I, ITEM 1.
LIFE RE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)



                                                                              JUNE 30,          DECEMBER 31,
                                                                                 1998               1997
                                                                             -----------        -----------
                                                                                     (In thousands,
                                                                                   except share data)
ASSETS

Fixed maturities - at fair value
     (amortized cost: $3,176,829 and $2,243,423, respectively)               $ 3,287,158        $ 2,335,795
Equity securities - at fair value
     (cost: $27,764 and $25,171, respectively)                                    29,145             26,775
Assets held by ceding company under reinsurance treaty - at fair value
     (amortized cost: $101,329 and $101,767, respectively)                       109,663            109,266
Mortgage loans and real estate                                                    38,680             12,007
Short-term investments                                                           191,971            166,801
Policy loans                                                                     183,729            133,986
                                                                             -----------        -----------
     Total investments                                                         3,840,346          2,784,630

Cash                                                                               5,863             16,797
Accrued investment income                                                         64,399             43,378
Policy revenues receivable                                                       170,133            158,560
Amounts receivable on reinsurance ceded                                          336,772            347,828
Deferred acquisition costs                                                       468,048            325,570
Other assets                                                                      24,099             23,479
                                                                             -----------        -----------
     Total assets                                                            $ 4,909,660        $ 3,700,242
                                                                             ===========        ===========

LIABILITIES

Policy benefits                                                              $ 3,583,517        $ 2,871,243
Acquisition costs payable                                                         57,663             54,247
Amounts due on reinsurance ceded                                                  59,394             55,085
Other liabilities                                                                215,632            120,877
Loans payable                                                                    125,000            125,000
                                                                             -----------        -----------
     Total liabilities                                                         4,041,206          3,226,452
                                                                             -----------        -----------

Corporation-obligated, mandatorily redeemable capital securities
     of subsidiary trusts                                                        236,620            100,000
                                                                             -----------        -----------

COMMON SHAREHOLDERS' EQUITY

Common stock (par value $.001 per share;
     authorized 40,000,000 shares; issued 19,502,185
     and 15,835,785 shares, respectively)                                             20                 16
Paid in capital                                                                  334,086            111,337
Net unrealized appreciation of securities                                         70,123             61,416
Retained earnings                                                                276,573            249,297
Treasury stock - at cost (2,215,906 and 2,205,223
     shares, respectively)                                                       (48,968)           (48,276)
                                                                             -----------        -----------
     Total common shareholders' equity                                           631,834            373,790
                                                                             -----------        -----------
     Total liabilities and shareholders' equity                              $ 4,909,660        $ 3,700,242
                                                                             ===========        ===========




 The accompanying notes are an integral component of the condensed consolidated financial statements.

LIFE RE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30,                     JUNE 30,
                                                  -----------------------       ----------------------
                                                    1998           1997           1998          1997
                                                  --------       --------       --------       -------
                                                                        (In thousands,
                                                                    except per share data)
REVENUES

Policy revenues                                   $161,093       $122,608       $302,412       $237,321
Investment income                                   57,539         36,328        105,349         71,237
Realized investment gains                              122          1,052            715          1,789
  Total revenues                                  --------       --------       --------       -------
                                                   218,754        159,988        408,476       310,347
                                                  --------       --------       --------       -------

BENEFITS AND EXPENSES

Policy benefits                                    110,236         86,422        206,011       168,612
Acquisition costs                                   44,423         36,312         85,624        68,228
Interest credited to policyholder accounts          18,753          7,929         33,196        18,143
Interest expense                                     1,961          1,993          3,942         3,981
Distributions on capital securities                  4,229            606          6,728           606
Other operating expenses                            12,072          8,191         23,878        16,784
  Total benefits and expenses                     --------       --------       --------       -------
                                                   191,674        141,453        359,379       276,354
                                                  --------       --------       --------       -------

Income before federal income taxes                  27,080         18,535         49,097        33,993
Provision for federal income taxes                   9,478          6,488         17,184        11,898
                                                  --------       --------       --------       -------

NET INCOME                                        $ 17,602         12,047       $ 31,913       $22,095
                                                  ========       ========       ========       =======


Earnings per common share                         $   1.02       $   0.89       $   2.02       $  1.63
                                                  ========       ========       ========       =======


Earnings per common share assuming dilution       $   0.97       $   0.85       $   1.92       $  1.57
                                                  ========       ========       ========       =======


Dividends per common share                        $   0.15       $   0.13       $   0.30       $  0.26
                                                  ========       ========       ========       =======


The accompanying notes are an integral component of the condensed consolidated financial statements.

LIFE RE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                            --------------------------
                                                                              1998             1997
                                                                            ---------        ---------
                                                                                  (In thousands)
OPERATING ACTIVITIES

Income before federal income taxes                                          $  49,097        $  33,993
Adjustments to reconcile income before federal income taxes to net cash provided by operating activities:
         Change in accrued investment income                                  (11,898)          (1,443)
         Change in policy revenues receivable, net                                495           (4,497)
         Change in policy benefits                                             29,093          (10,348)
         Change in reinsurance ceded balances                                  (8,392)          14,031
         Interest credited to policyholder accounts                            33,196           18,143
         Fees and charges deducted from policyholder accounts                 (32,020)         (18,178)
         Deferral of acquisition costs                                        (29,320)         (28,782)
         Amortization of acquisition costs, net of interest accretion           8,055            9,710
         Net realized gains on investments                                       (715)          (1,789)
         Depreciation and amortization                                          2,859              443
         Other                                                                (17,563)          10,945
                                                                            ---------        ---------
             Net cash provided by operations                                   22,887           22,228
         Federal income taxes recovered (paid)                                (22,725)           1,294
                                                                            ---------        ---------
            Net cash provided by operating activities                             162           23,522
                                                                            ---------        ---------

INVESTING ACTIVITIES

Purchases of fixed maturities                                                (984,240)        (223,166)
Sales of fixed maturities                                                     451,622          127,389
Maturities of fixed maturities                                                 68,541           28,295
Purchases of equity securities                                                 (2,040)
Sales or redemptions of equity securities                                       2,572
Change in short-term investments,  policy loans and other investments         214,141          (19,837)
Short-term borrowings                                                          89,758
Cash paid in connection with acquisitions and
     reinsurance transactions, net                                           (160,611)
Other, net                                                                     (1,290)          (1,218)
                                                                            ---------        ---------
            Net cash used by investing activities                            (321,547)         (88,537)
                                                                            ---------        ---------

FINANCING ACTIVITIES

Purchases of common stock for treasury                                           (692)            (956)
Proceeds from exercises of common stock options                                 3,732            1,982
Issuance of common stock, net of issuance costs                               219,120
Issuance of corporation-obligated, mandatorily redeemable
     capital securities of subsidiary trust                                   133,177           99,034
Dividends on common stock                                                      (4,637)          (3,528)
Deposits to policyholder accounts                                              41,499           25,180
Withdrawals from policyholder accounts                                        (81,748)         (53,962)
                                                                            ---------        ---------
           Net cash provided by financing activities                          310,451           67,750
                                                                            ---------        ---------
Increase (decrease) in cash                                                   (10,934)           2,735
Cash, beginning of period                                                      16,797            6,337
                                                                            ---------        ---------
Cash, end of period                                                         $   5,863        $   9,072
                                                                            =========        =========

The accompanying notes are an integral component of the condensed consolidated financial statements.

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Life Re Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for a fair presentation of financial results, have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

         All amounts are reported in thousands except per share data or unless otherwise specified.

     Earnings per common share is computed using the weighted average number of common shares outstanding during the periods presented. Earnings per share assuming dilution reflects the dilution that could occur if options to purchase common stock granted under the Company's stock option plans were exercised. The following table presents the effect of dilutive common stock options.

                                                          Three Months Ended         Six Months Ended
                                                               June 30,                   June 30,
                                                          ---------------------------------------------
                                                           1998         1997         1998         1997
                                                          ------       ------       ------       ------
Weighted average common shares outstanding                17,282       13,569       15,767       13,560
Net effect of stock options assumed to be exercised          905          522          862          535
                                                          ------       ------       ------       ------

Total common shares assuming dilution                     18,187       14,091       16,629       14,095
                                                          ======       ======       ======       ======

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes new rules for the reporting and display of comprehensive income and its components, consisting of net income and other comprehensive income. The accumulated balance of other comprehensive income is required to be reported separately in common shareholders' equity. The Company's only component of other comprehensive income is net unrealized gains or losses on available for sale securities, as defined, which is reported separately in common shareholders' equity. Therefore, the adoption of SFAS 130 has no impact on common shareholders' equity. Comprehensive income, which will be reported in the Statement of Changes in Common Shareholders' Equity on an annual basis, is as follows:

                                                    Three Months Ended            Six Months Ended
                                                          June 30,                     June 30,
                                                  -----------------------------------------------------
                                                    1998           1997           1998           1997
                                                  --------       --------       --------       --------
Net income                                        $ 17,602       $ 12,047       $ 31,913       $ 22,095
Net unrealized gains (losses) on securities         13,573         24,153          8,707         (2,325)
                                                  --------       --------       --------       --------

  Total comprehensive income                      $ 31,175       $ 36,200       $ 40,620       $ 19,770
                                                  ========       ========       ========       ========

2.       CAPITAL SECURITIES AND SHAREHOLDERS' EQUITY

         On March 17, 1998, the Company completed two separate public offerings (together, the "Offerings") in which it sold 3,500,000 shares of common stock and 2,070,000 6.0% Adjustable Conversion-rate Equity Security Units (the "Units") issued through Life Re Capital Trust II, a subsidiary of the Company. The Units consist of stock purchase contracts and Quarterly Income Preferred Securities. Net proceeds from the Offerings were $352,297 of which $207,000 was contributed to the insurance subsidiaries.

3.       ACQUISITIONS AND REINSURANCE TRANSACTION

         Effective February 28, 1998, the Company acquired, for a purchase price of $61,596, 100% of the common stock of Mission Life Insurance Company ("Mission"). The fair value of assets acquired and liabilities assumed were approximately $261,000 and $200,000, respectively.

         Effective April 1, 1998, the Company acquired, for a purchase price of $46,600, 100% of the common stock of Lincoln Liberty Life Insurance Company and First Delaware Life Insurance Company from First Lincoln Holdings, Inc. The combined fair value of the assets acquired and the liabilities assumed were approximately $243,000 and $196,000, respectively.

         Also effective April 1, 1998, the Company recaptured certain business it had retroceded to ERC Life Insurance Company. The portion recaptured amounted to 20% of the total block of business coinsured from Allianz Life Insurance Company effective December 31, 1997.

         Effective June 30, 1998, the Company acquired, for a purchase price of $29,338, 100% of the common stock of North American Financial Services, Inc., the parent of Atlas Life Insurance Company. The fair value of the assets acquired and liabilities assumed were approximately $229,000 and $200,000, respectively.

         Also effective June 30, 1998, the Company acquired, for a purchase price of $70,834, 100% of the common stock of Capitol Bankers Life Insurance Company, an indirect subsidiary of The Manufacturers Life Insurance Company. The fair value of the assets acquired and liabilities assumed were approximately $196,000 and $125,000, respectively.

         On July 24, 1998, the Company entered into an agreement to acquire 100% of the common stock of Eagan Holding Company, the parent of First Capital Life Insurance Company of Louisiana ("First Capital Life"), for a purchase price of approximately $24,000. The acquisition, which is subject to regulatory approvals, is expected to close in the third quarter. First Capital Life had statutory assets of approximately $80,000 at March 31, 1998.

4.       SUBSEQUENT EVENT

         On July 27, 1998, the Company and Swiss Reinsurance Company ("Swiss Re") entered into a definitive agreement (the "Merger Agreement") pursuant to which Swiss Re will acquire the Company in a merger transaction (the "Merger") for $95.00 per share, provided that if the closing is delayed by Swiss Re after all conditions are otherwise satisfied, stockholders shall also be entitled to receive an additional payment per share equal to $.0208 per day from, but not including, the date on which the closing would have occurred absent the exercise by Swiss Re of its right to delay the closing, to, and including, the closing date. The aggregate cash purchase price of the Merger transaction is approximately $1.8 billion.

         The Merger is subject to certain customary closing conditions, including, without limitation, the approval of the Merger Agreement by the requisite vote of the stockholders of the Company in accordance with applicable law, the representations and warranties of each of Swiss Re, Swiss Re's subsidiary formed to consummate the acquisition ("Sub") and the Company being true and correct in all material respects on and as of the effective time of the merger (the "Effective Time"), each of Swiss Re, Sub and the Company having performed in all material respects its obligations to be performed prior to the Effective Time under the Merger Agreement, and the receipt of all material consents, authorizations, orders, approvals and filings of any governmental entity required in connection with the Merger (including all insurance regulatory approvals) shall have been obtained or made.

         The Merger Agreement will be subject to termination at any time prior to the Effective Time by (i) the mutual consent of Swiss Re and the Company,
(ii) either Swiss Re, Sub or the Company if the Company's stockholders fail to approve and adopt the Merger Agreement at the Company's special meeting of stockholders, if any court or governmental entity has taken action to permanently restrain, enjoin or otherwise prohibit the Merger and such action has become final and non-appealable, or if the Effective Time shall not have occurred before January 31, 1999, or (iii) if the Company receives a superior proposal from a bona fide third party under certain circumstances. If the Merger Agreement is terminated by the Company because it has received a superior proposal, then the Company shall promptly pay Swiss Re a fee of $60 million. Additionally, if following termination of the Merger Agreement, the Company enters into an acquisition agreement within 12 months of such termination with a person that previously made a takeover proposal to the Company, or announced an intention to make a takeover proposal, then the Company shall promptly pay Swiss Re a fee of $60 million.

ITEM 2.
LIFE RE CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         With the exception of historical information, the matters contained in the following analysis are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of earnings, revenues, income or loss, capital expenditures, plans for future operations and financing needs or plans, as well as assumptions relating to the foregoing. The words "expect", "project", "estimate", "predict", "anticipate", "believes" and similar expressions are also intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Such factors include, but are not limited to,
(i) uncertainties relating to general economic and business conditions which may impact the reinsurance marketplace; (ii) changes in laws and government regulations applicable to the Company; (iii) the ability of the Company to implement its operating strategies successfully; (iv) the ability of the Company to execute Administrative ReinsuranceSM transactions and the amount, timing and returns thereof and therefrom: (v) material fluctuations in interest rate levels; (vi) material changes in mortality and morbidity experience; (vii) material changes in persistency; (viii) material changes in the level of operating expenses; (ix) success or failure of certain of the Company's clients in premium writing; (x) significant changes in competitive factors affecting the Company; (xi) occurrences affecting the Company's ability to obtain funds from operations, debt or equity to finance growth in its businesses; and (xii) other risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

RESULTS OF OPERATIONS

         During 1997 and the first six months of 1998, the Company completed several transactions through which it acquired blocks of insurance in force (collectively, the "Transactions"). Transactions completed in 1997 (the "1997 Transactions") increased total assets by approximately $930 million. The transactions completed in 1998 (the "1998 Transactions") increased total assets by approximately $720 million.

         On June 6, 1997, the Company completed a private placement under Rule 144A of the Securities Act of 1933 of $100,000 of 8.72% capital securities of Life Re Capital Trust I, a subsidiary of the Company (the "1997 Offering"). On March 17, 1998, the Company completed two separate public offerings in which it sold 3,500,000 shares of common stock (the "Common Stock Issuance") and 2,070,000 6.0% Adjustable Conversion-rate Equity Security Units (the "Units") issued through Life Re Capital Trust II, a subsidiary of the Company (the "1998 Offering"). The Units consist of a stock purchase contract and Quarterly Income Preferred Securities.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Net income was $31.9 million for the six months ended June 30, 1998 compared to $22.1 million for the same period last year. The increase is due to the contribution to administrative reinsurance from the Transactions and higher premium volumes and lower relative mortality in traditional reinsurance.

         Policy revenues by major source for the six months ended June 30, 1998 and 1997 are as follows:

(in millions)                                1998          1997
                                            -------       -------
Traditional reinsurance                     $ 194.7       $ 153.4
Administrative reinsurance                     70.2          23.1
Group accident and health and special
  risk reinsurance                             37.5          60.8
                                            -------       -------
                                            $ 302.4       $ 237.3
                                            =======       =======

         Policy revenues increased by $65.1 million, or 27%, to $302.4 million from $237.3 million in the same period last year. Traditional life reinsurance policy revenues increased by $41.3 million, or 27%, to $194.7 million due to an increase in first year premiums of $7.0 million and higher renewal premiums resulting from higher in force amounts. The $47.1 million increase in administrative reinsurance policy revenues is attributable to the Transactions. Group accident and health and special risk policy revenues decreased by $23.3 million, or 38%, to $37.5 million. This decrease is due to the Company's withdrawal from the group accident and health and special risk marketplace during 1997 and an agreement, effective January 1, 1997, to retrocede 50% of 1997 group accident and health and special risk reinsurance risks.

         Investment income increased by 48% to $105.3 million as a result of assets received in conjunction with the Transactions, and the proceeds received from the Common Stock Issuance and 1998 Offering, partially offset by a decline in the weighted average portfolio yield rate as of June 30, 1998 compared to June 30,

1997.

         Policy benefits increased by $37.4 million period to period due to higher volumes of business in force; as a percentage of policy revenues, policy benefits improved to 68% in 1998 from 71% in 1997. The decrease in the ratio largely was due to shift in the mix of business within traditional reinsurance from excess to first dollar quota share reinsurance. Under first dollar quota share reinsurance, typically a higher portion of the reinsurance premium funds acquisition costs and a lesser portion funds mortality costs. In addition, in 1998 there is higher proportion of administrative reinsurance business, which generally possesses lower benefit ratios due to a significant portion of policy benefit costs on interest sensitive products being classified as interest credited.

         Policy acquisition costs as a percentage of policy revenues were 28% for the 1998 period compared to 29% for the comparable prior year period. The decrease largely is attributable to the decline in group accident and health and special risk business, which generally possesses a higher acquisition cost ratio and the growth in the administrative reinsurance business, which generally possesses lower acquisition cost ratios. The decrease was offset partially by an increase in the acquisition cost ratio within traditional reinsurance as a result of the aforementioned mix in business from excess to first dollar quota share.

         Interest credited to policyholder accounts increased to $33.2 million in 1998 from $18.1 million in 1997 corresponding to the growth in interest sensitive business resulting from the Transactions.

         Interest expense on loans payable was level at $4.0 million for 1998 and 1997, as rates and amounts outstanding generally were unchanged.

         Distributions on capital securities of $6.7 million were incurred from the issuance of the 1997 and 1998 Offerings.

         Other operating expenses increased by $7.1 million to $23.9 million due to administrative fees for third party administrators incurred within administrative reinsurance due to the Transactions and higher compensation costs.

         Federal income taxes were provided at the federal statutory rate of 35% for 1998 and 1997.


SECOND QUARTER OF 1998 COMPARED TO SECOND QUARTER OF 1997

         Net income was $17.6 million for the three months ended June 30, 1998 compared to $12.1 million for the same period last year. The increase is due to higher premium volumes and lower relative mortality in traditional reinsurance and the contribution to administration reinsurance from the Transactions.

         Policy revenues by major source for the periods ended June 30, 1998 and 1997 are as follows:

(in millions)                                1998          1997
                                            -------       -------
Traditional reinsurance                     $ 103.5       $  81.5
Administrative reinsurance                     38.1          14.0
Group accident and health and special
  risk reinsurance                             19.5          27.1
                                            -------       -------
                                            $ 161.1       $ 122.6
                                            =======       =======

         Policy revenues increased by $38.5 million, or 31%, to $161.1 million in 1998 from $122.6 million in last year's second quarter. Traditional life reinsurance policy revenues increased by $22.0 million, or 27%, to $103.5 million due to an increase in first year premiums of $2.1 million and higher renewal premiums resulting from higher in force amounts. The $24.1 million increase in administrative reinsurance policy revenues primarily is attributable to the Transactions. Group accident and health and special risk policy revenues decreased by $7.6 million, or 28%, to $19.5 million. This decrease is due to the Company's withdrawal from the group accident and health and special risk marketplace during 1997 and an agreement, effective January 1, 1997, to retrocede 50% of 1997 group accident and health and special risk reinsurance risks.

         Investment income increased by 58% to $57.5 million as a result of assets received in conjunction with the Transactions, and the proceeds received from the Common Stock Issuance and 1998 Offering, partially offset by a decline in the weighted average portfolio yield rate as of June 30, 1998 compared to June 30, 1997.

         Policy benefits increased by $23.8 million period to period due to higher volumes of business in force, but, as a percentage of policy revenues, improved to 68% in 1998 from 71% in 1997. The decrease largely was due to shift in the mix of business within traditional reinsurance from excess to first dollar quota share reinsurance. Under first dollar quota share reinsurance, typically a higher portion of the reinsurance premium funds acquisition costs and a lesser portion funds mortality costs. In addition, there is higher proportion of administrative reinsurance business, which generally possesses lower benefit ratios due to a significant portion of policy benefit costs on interest sensitive products being classified as interest credited.

         Policy acquisition costs as a percentage of policy revenues were 28% for the 1998 period compared to 30% for the comparable prior year quarter. The decrease largely is attributable to the decline in group accident and health and special risk business, which generally possesses a higher acquisition cost ratio and the growth in the administrative reinsurance business, which generally possesses lower acquisition cost ratios. The decrease was offset partially by an increase in the acquisition cost ratio within traditional reinsurance as a result of the aforementioned mix in business from excess to first dollar quota share.

         Interest credited to policyholder accounts increased to $18.8 million in 1998 from $7.9 million in 1997 corresponding to the growth in interest sensitive business resulting from the Transactions.

         Interest expense on loans payable was level at $2.0 million for 1998 and 1997, as rates and amounts outstanding generally were unchanged.

         Distributions on capital securities of $4.2 million were incurred from the issuance of the 1997 and 1998 Offerings.

         Other operating expenses increased by $3.9 million to $12.1 million due to administrative fees for third party administrators incurred within administrative reinsurance due to the Transactions and higher compensation costs.

         Federal income taxes were provided at the federal statutory rate of 35% for 1998 and 1997.


FINANCIAL CONDITION AND LIQUIDITY

INVESTMENTS

         Invested assets totaled $3,840.3 million at June 30, 1998 compared to $2,784.6 million at December 31, 1997 largely due to assets acquired from the Transactions and proceeds from the Common Stock Issuance and 1998 Offering.

         The Company's fixed maturity portfolio (including the fixed maturity securities which are included in assets held by ceding company under reinsurance treaty) constituted 88% of invested assets at June 30, 1998, of which $99.8 million, or 3% of invested assets, consisted of below investment grade securities. At June 30, 1998, the weighted average quality rating of the fixed maturities portfolio was A2/A and no fixed maturities were in default.

LIQUIDITY

         Sources of liquidity are available to the Company in the form of cash and short-term investments and, if necessary, the sale of invested assets. The Company may enter into reverse repurchase agreements to fund short-term cash needs and can also borrow an additional $35.0 million under its revolving credit agreement. In addition to debt servicing and dividend and capital securities distribution obligations, the Company's financial obligations consist of policy benefit and acquisition costs, taxes and general operating expenses. Management believes that these obligations will be adequately provided for by policy revenues and investment income for the next twelve months.

         In order to provide additional liquidity and capital needed to support its core businesses, the Company raised capital in the quarter ended March 31, 1998 (see Note 2 of "Notes to Condensed Consolidated Financial Statements") through the Common Stock Issuance and 1998 Offering.

         The ability of the Company to make principal and interest payments under its credit agreement as well as to continue to pay common stock dividends ultimately is dependent on the statutory earnings and surplus of the insurance subsidiaries. The transfer of funds from the subsidiaries to the Company is subject to applicable insurance laws and regulations.

PART II - OTHER INFORMATION


ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The meeting was held on May 14, 1998 and it was the Annual Meeting of Stockholders.

         (b) The meeting involved the election of directors and the following directors were each elected to serve a three (3) year term:

                  Rodney A. Hawes, Jr.
                  Chris C. Stroup
                  T. Bowring Woodbury, II

                  The name of each other director whose term of office as a director continued after the meeting is as follows:

                  Jacques E. Dubois                  Carolyn K. McCandless
                  Douglas M. Schair                  K. Fred Skousen

         (c) Four (4) matters were voted upon at the meeting: (i) the election of directors; (ii) the amendment to the 1992 Life Re Corporation Stock Option Plan authorizing an increase from 3,000,000 to 4,500,000 in the number of shares of Life Re Corporation common stock available for issuance; (iii) the amendment to the Life Re Corporation Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 40,000,000 to 80,000,000; and (iv) the ratification of the appointment of independent auditors for the year 1998.

                  (i)      ELECTION OF DIRECTORS:

                           Nominee                   Votes For    Votes Withheld

                           Rodney A. Hawes, Jr.      15,309,647       242,132

                           Chris C. Stroup           15,308,827       242,952

                           T. Bowring Woodbury, II   15,317,687       234,092

         (ii) AMENDMENT TO THE 1992 LIFE RE CORPORATION STOCK OPTION PLAN AUTHORIZING AN INCREASE FROM 3,000,000 TO 4,500,000 IN THE NUMBER OF SHARES OF LIFE RE CORPORATION COMMON STOCK AVAILABLE FOR ISSUANCE

              Votes For        Votes Against              Abstentions

              9,466,203        4,991,627                  54,109

         (iii) AMENDMENT TO THE LIFE RE CORPORATION RESTATED CERTIFICATE OF INCORPORATION TO INCREASE THE AUTHORIZED NUMBER OF SHARES OF COMMON STOCK FROM 40,000,000 TO 80,000,000

              Votes For        Votes Against              Abstentions

              14,547,118       953,352                    51,309

         (iv) RATIFICATION OF AUDITORS:

              Votes For        Votes Against              Abstentions

              15,539,142       4,158                      8,479


ITEM 5

OTHER INFORMATION

         On July 27, 1998, Life Re Corporation and Swiss Reinsurance Company ("Swiss Re") entered into an agreement whereby Swiss Re will acquire Life Re Corporation for $95.00 per common share. The agreement is subject to shareholder and regulatory approvals and certain other conditions and is more fully described in Note 4 "Notes to Consolidated Financial Statements."

         In order to limit the ability of management proxies to exercise their discretionary voting authority with respect to any stockholder proposal for the regular annual meeting of the stockholders of Life Re Corporation in the year 1999, where the stockholder has not sought inclusion of the proposal in the Life Re Corporation proxy statement, Life Re Corporation must receive notice of the proposal no later than February 24, 1999. Such notices should be sent to the Life Re Corporation Corporate Secretary at 969 High Ridge Road, Stamford, CT 06905.

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

                  3.02 Amendment to the Restated Certificate of Incorporation of the Company, dated June 19, 1998.

                  3.03 Bylaws of the Company, dated August 5, 1992, incorporated by reference to Exhibit 3.02 of the Company's Form 10-Q for the quarterly period ended September 30, 1997, as filed with the SEC on November 13, 1997.

                  4.01 Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (File No. 33-50556).

                  4.02 Certificate of Trust of Life Re Capital Trust II ("Trust II"), incorporated by reference to Exhibit
                           4.3 of the Company's Registration Statement on Form S-3 (File No. 333-46213).

                  4.03 Declaration of Trust of Trust II, incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-3 (File No. 333-46213).

                  4.04 Form of Amended and Restated Declaration of Trust of Trust II, incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-3 (File No. 333-46213).

                  4.05 Form of Quarterly Income Preferred Security ("QUIPS") of Trust II, incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-3 (File No. 333-46213).

                  4.06 Form of Junior Subordinated Debenture, incorporated by reference to Exhibit 4.8 of the Company's Registration Statement on Form S-3 (File No. 333-46213).

                  4.07 Form of Indenture between the Company and The Bank of New York, as Trustee, pursuant to which the Junior Subordinated Debentures are to be issued, incorporated by reference to
                           Exhibit 4.7 of the Company's Registration Statement on Form S-3 (File No. 333-46213).

                  4.08 Form of Guarantee Agreement with respect to the QUIPS, incorporated by reference to Exhibit 4.9 of the Company's Registration Statement on Form S-3 (File No. 333-46213).

                  4.09 Form of Master Unit Agreement, incorporated by reference to Exhibit 4.11 of the Company's Registration Statement on Form S-3 (File No. 333-46213).

                  4.10 Form of Adjustable Conversion-rate Equity Security Units, incorporated by reference to Exhibit 4.12 of the Company's Registration Statement on Form S-3 (File No. 333-46213).

                  4.11 Form of Pledge Agreement, incorporated by reference to Exhibit 4.13 of the Company's Registration Statement on Form S-3 (File No. 333-46213).

                  4.12 Form of Call Option Agreement, incorporated by reference to Exhibit 4.14 of the Company's Registration Statement on Form S-3 (File No. 333-46213).

                  4.13 Company's Agreement to File Indenture, incorporated by reference to Exhibit 4.02 of the Company's Form 10-Q for the quarterly period ended June 30, 1997, as filed with the SEC on August 13, 1997.

                  10.01 Resignation Agreement, effective as of March 31, 1998, between the Company and Samuel V. Filoromo.

                  10.02 Amendment Number Three to the 1992 Life Re Corporation Stock Option Plan.

                  10.03 April 15, 1998 Amendment to the Amended and Restated Advisory Agreement, dated November 16, 1988, between Life Reassurance and Conseco Capital Management, Inc.

                  15.01    Acknowledgment Letter of Ernst & Young LLP.

                  27.01    Financial Data Schedule.


         (b) A Current Report on Form 8-K was filed on July 27, 1998 with respect to the proposed transaction between Life Re Corporation and Swiss Reinsurance Company. No Current Reports on Form 8-K were filed during the three months ended June 30, 1998.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Life Re Corporation




Dated:  August 12, 1998                       By: /s/ Chris C. Stroup
                                                  ---------------------------
                                                  Chris C. Stroup,
                                                  Executive Vice President
                                                  and Chief Financial Officer

                                  EXHIBIT INDEX



         3.02 Amendment to the Restated Certificate of Incorporation of the Company, dated June 19, 1998.

         10.01 Resignation Agreement, effective as of March 31, 1998, between the Company and Samuel V. Filoromo.

         10.02 Amendment Number Three to the 1992 Life Re Corporation Stock Option Plan.

         10.03 April 15, 1998 Amendment to the Amended and Restated Advisory Agreement, dated November 16, 1988, between Life Reassurance and Conseco Capital Management, Inc.

         15.01    Acknowledgment Letter of Ernst & Young LLP.

         27.01    Financial Data Schedule.