Form 10-Q
period 1998-09-30
LIFE RE CORP
filed 1998-11-13
CIK 890445

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                             [X]  Yes       [ ]  No

     Common stock outstanding ($.001 par value) as of November 11, 1998:
17,286,529 shares
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM                                                                   PAGE
----                                                                   ----
  1    Financial Statements
       Independent Accountants' Review Report......................      2
       Condensed Consolidated Balance Sheets (Unaudited) September
       30, 1998 and December 31, 1997..............................      3
       Condensed Consolidated Statements of Income (Unaudited)
       Three and nine months ended September 30, 1998 and 1997.....      4
       Condensed Consolidated Statements of Cash Flows (Unaudited)
       Nine months ended September 30, 1998 and 1997...............      5
       Notes to Condensed Consolidated Financial Statements
       September 30, 1998 (Unaudited)..............................      6
       Management's Discussion and Analysis of Financial Condition
  2    and Results of Operations...................................      9

PART II -- OTHER INFORMATION
  5    Other Information...........................................     13
  6    Exhibits and Reports on Form 8-K............................     13

                                     PART I

ITEM 1  FINANCIAL INFORMATION

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
Life Re Corporation

     We have reviewed the accompanying condensed consolidated balance sheet of Life Re Corporation and its subsidiaries as of September 30, 1998, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

                                          ERNST & YOUNG LLP

Stamford, Connecticut
October 29, 1998

                      LIFE RE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
                                                                     (IN THOUSANDS,
                                                                   EXCEPT SHARE DATA)
ASSETS
Fixed maturities -- at fair value (amortized cost:
  $3,151,644 and $2,243,423, respectively)..................   $3,286,364       $2,335,795
Equity securities -- at fair value (cost: $31,001 and
  $25,171, respectively)....................................       32,242           26,775
Assets held by ceding company under reinsurance treaty -- at fair value (amortized cost: $96,279 and $101,767,
  respectively).............................................      104,614          109,266
Mortgage loans and real estate..............................       34,110           12,007
Short-term investments......................................      161,537          166,801
Policy loans................................................      179,390          133,986
                                                               ----------       ----------
          Total investments.................................    3,798,257        2,784,630
Cash........................................................        3,535           16,797
Accrued investment income...................................       64,491           43,378
Policy revenues receivable..................................      218,247          158,560
Amounts receivable on reinsurance ceded.....................      289,874          347,828
Deferred acquisition costs..................................      518,246          325,570
Other assets................................................       20,628           23,479
                                                               ----------       ----------
          Total assets......................................   $4,913,278       $3,700,242
                                                               ==========       ==========
LIABILITIES
Policy benefits.............................................   $3,601,211       $2,871,243
Acquisition costs payable...................................       69,193           54,247
Amounts due on reinsurance ceded............................       45,741           55,085
Other liabilities...........................................      171,957          120,877
Loans payable...............................................      125,000          125,000
                                                               ----------       ----------
          Total liabilities.................................    4,013,102        3,226,452
                                                               ----------       ----------
Corporation-obligated, mandatorily redeemable capital
  securities of subsidiary trusts holding solely parent
  debentures................................................      236,620          100,000
                                                               ----------       ----------
COMMON SHAREHOLDERS' EQUITY
Common stock (par value $.001 per share; authorized
  40,000,000 shares; issued 19,502,435 and 15,835,785
  shares, respectively).....................................           20               16
Paid in capital.............................................      334,091          111,337
Net unrealized appreciation of securities...................       86,404           61,416
Retained earnings...........................................      292,009          249,297
Treasury stock -- at cost (2,215,906 and 2,205,223 shares,
  respectively).............................................      (48,968)         (48,276)
                                                               ----------       ----------
          Total common shareholders' equity.................      663,556          373,790
                                                               ----------       ----------
          Total liabilities and shareholders' equity........   $4,913,278       $3,700,242
                                                               ==========       ==========

 The accompanying notes are an integral component of the condensed consolidated financial statements.

                      LIFE RE CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  --------------------    --------------------
                                                    1998        1997        1998        1997
                                                  --------    --------    --------    --------
                                                                 (IN THOUSANDS,
                                                             EXCEPT PER SHARE DATA)
REVENUES
Policy revenues.................................  $206,256    $123,573    $508,668    $360,894
Investment income...............................    62,345      38,784     167,694     110,021
Realized investment gains.......................       902       1,069       1,617       2,858
                                                  --------    --------    --------    --------
          Total revenues........................   269,503     163,426     677,979     473,773
                                                  --------    --------    --------    --------
BENEFITS AND EXPENSES
Policy benefits.................................   148,014      83,914     354,025     252,526
Acquisition costs...............................    52,807      36,911     138,431     105,139
Interest credited to policyholder accounts......    21,919      10,485      55,115      28,628
Interest expense................................     1,970       2,007       5,912       5,988
Distributions on corporation-obligated,
  mandatorily redeemable capital securities of
  subsidiary trusts holding solely parent
  debentures....................................     4,283       2,180      11,011       2,786
Other operating expenses........................    12,775       8,169      36,653      24,953
                                                  --------    --------    --------    --------
          Total benefits and expenses...........   241,768     143,666     601,147     420,020
                                                  --------    --------    --------    --------
Income before federal income taxes..............    27,735      19,760      76,832      53,753
Provision for federal income taxes..............     9,707       6,917      26,891      18,815
                                                  --------    --------    --------    --------
NET INCOME......................................  $ 18,028    $ 12,843    $ 49,941    $ 34,938
                                                  ========    ========    ========    ========
Earnings per common share.......................  $   1.04    $   0.94    $   3.07    $   2.57
                                                  ========    ========    ========    ========
Earnings per common share assuming dilution.....  $   0.97    $   0.90    $   2.87    $   2.47
                                                  ========    ========    ========    ========
Dividends per common share......................  $   0.15    $   0.13    $   0.45    $   0.39
                                                  ========    ========    ========    ========

 The accompanying notes are an integral component of the condensed consolidated financial statements.

                      LIFE RE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                 1998          1997
                                                              -----------    ---------
                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES
Income before federal income taxes..........................  $    76,832    $  53,753
Adjustments to reconcile income before federal income taxes
  to net cash provided by operating activities:
  Change in accrued investment income.......................      (13,284)      (2,299)
  Change in policy revenues receivable, net.................      (35,638)      (9,734)
  Change in policy benefits.................................       50,731      (21,449)
  Change in reinsurance ceded balances......................       (5,506)      16,984
  Interest credited to policyholder accounts................       55,115       28,629
  Fees and charges deducted from policyholder accounts......      (51,243)     (25,878)
  Deferral of acquisition costs.............................      (52,053)     (44,842)
  Amortization of acquisition costs, net of interest
    accretion...............................................       17,320       17,676
  Net realized gains on investments.........................       (1,617)      (2,858)
  Depreciation and amortization.............................        4,846          954
  Other.....................................................          848       28,247
                                                              -----------    ---------
                                                                   46,351       39,183
  Federal income taxes recovered (paid).....................      (23,892)       1,466
                                                              -----------    ---------
         Net cash provided by operating activities..........       22,459       40,649
                                                              -----------    ---------
INVESTING ACTIVITIES
Purchases of fixed maturities...............................   (1,191,084)    (448,793)
Sales of fixed maturities...................................      695,159      222,942
Maturities of fixed maturities..............................       99,708       54,256
Purchases of equity securities..............................       (5,943)      (4,200)
Sales or redemptions of equity securities...................        2,983
Change in short-term investments, policy loans and other
  investments...............................................      241,816        6,312
Short-term borrowings.......................................       28,445
Cash (paid) or received in connection with acquisitions and
  reinsurance transactions, net.............................     (178,968)      82,040
Other, net..................................................       (1,680)      (1,750)
                                                              -----------    ---------
         Net cash used by investing activities..............     (309,564)     (89,193)
                                                              -----------    ---------
FINANCING ACTIVITIES
Purchases of common stock for treasury......................         (692)        (956)
Proceeds from exercises of common stock options.............        3,737        2,748
Issuance of common stock, net of issuance costs.............      219,120
Issuance of corporation-obligated, manditorily redeemable
  capital securities of subsidiary trusts holding solely
  parent debentures.........................................      133,177       99,034
Dividends on common stock...................................       (7,229)      (5,300)
Deposits to policyholder accounts...........................       59,230       37,881
Withdrawals from policyholder accounts......................     (133,500)     (85,548)
                                                              -----------    ---------
         Net cash provided by financing activities..........      273,843       47,859
                                                              -----------    ---------
Decrease in cash............................................      (13,262)        (685)

Cash, beginning of period...................................       16,797        6,337
                                                              -----------    ---------
Cash, end of period.........................................  $     3,535    $   5,652
                                                              ===========    =========

 The accompanying notes are an integral component of the condensed consolidated financial statements.

                      LIFE RE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Life Re Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for a fair presentation of financial results, have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

     All amounts are reported in thousands except per share data or unless otherwise specified.

     Earnings per common share are computed using the weighted average number of common shares outstanding during the periods presented. Earnings per share assuming dilution reflect the dilution that could occur if options to purchase common stock granted under the Company's stock option plans and common stock purchase contracts issued as part of the public offering described in Note 2 were exercised. The following table presents the effect of dilutive common stock options and purchase contracts.

                                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                          ------------------    ------------------
                                                           1998       1997       1998       1997
                                                          -------    -------    -------    -------
Weighted average common shares outstanding..............  17,286     13,618     16,280     13,579
Net effect of stock options assumed to be exercised.....   1,051        696        925        588
Effect of common stock purchase contracts assumed to be
  exercised.............................................     167                   167
                                                          ------     ------     ------     ------
          Total common shares assuming dilution.........  18,504     14,314     17,372     14,167
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

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------    ------------------
                                                       1998       1997       1998       1997
                                                      -------    -------    -------    -------
Net income..........................................  $18,028    $12,843    $49,941    $34,938
Net unrealized gains (losses) on securities.........   16,281     24,749     24,988     22,424
                                                      -------    -------    -------    -------
          Total comprehensive income................  $34,309    $37,592    $74,929    $57,362
                                                      =======    =======    =======    =======

                      LIFE RE CORPORATION AND SUBSIDIARIES

2. CORPORATION-OBLIGATED, MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY PARENT DEBENTURES AND SHAREHOLDERS' EQUITY

     On March 17, 1998, the Company completed two separate public offerings (together, the "Offerings") in which it sold 3,500,000 shares of common stock and 2,070,000 6.0% Adjustable Conversion-rate Equity Security Units (the "Units") issued through Life Re Capital Trust II, a subsidiary of the Company. The Units consist of common stock purchase contracts and Quarterly Income Preferred Securities. Net proceeds from the Offerings were $352,297 of which $207,000 was contributed to the insurance subsidiaries.

3.  ACQUISITIONS AND REINSURANCE TRANSACTION

     Effective February 28, 1998, the Company acquired, for a purchase price of $61,596, 100% of the common stock of Mission Life Insurance Company ("Mission"). The fair values of assets acquired and liabilities assumed were approximately $261,000 and $200,000, respectively.

     Effective April 1, 1998, the Company acquired, for a purchase price of $46,600, 100% of the common stock of Lincoln Liberty Life Insurance Company and First Delaware Life Insurance Company from First Lincoln Holdings, Inc. The combined fair values of the assets acquired and the liabilities assumed were approximately $243,000 and $196,000, respectively.

     Effective June 30, 1998, the Company acquired, for a purchase price of $29,338, 100% of the common stock of North American Financial Services, Inc., the parent of Atlas Life Insurance Company. The fair values of the assets acquired and liabilities assumed were approximately $205,000 and $176,000, respectively.

     Also effective June 30, 1998, the Company acquired, for a purchase price of $70,834, 100% of the common stock of Capitol Bankers Life Insurance Company, an indirect subsidiary of The Manufacturers Life Insurance Company. The fair values of the assets acquired and liabilities assumed were approximately $189,000 and $118,000, respectively.

     Effective September 30, 1998, the Company recaptured an additional 20% portion of a total block of business coinsured from Allianz Life Insurance Company effective December 31, 1997 ,which had been retroceded to ERC Life Insurance Company. A 20% portion was previously recaptured effective April 1, 1998. With the recapture transactions, the Company's net coinsurance share of the Allianz block is 60%.

     On July 24, 1998, the Company entered into an agreement to acquire 100% of the common stock of Eagan Holding Company, the parent of First Capital Life Insurance Company of Louisiana ("First Capital Life"), for a purchase price of approximately $24,000. The acquisition, which is subject to regulatory approvals, is expected to close in the fourth quarter. First Capital Life had statutory assets of approximately $90,000 at June 30, 1998.

4.  MERGER

     On July 27, 1998, the Company and Swiss Reinsurance Company ("Swiss Re") entered into a definitive agreement (the "Merger Agreement") pursuant to which Swiss Re will acquire the Company in a merger transaction (the "Merger") for $95.00 per share, provided that if the closing is delayed by Swiss Re after all conditions are otherwise satisfied, shareholders shall also be entitled to receive an additional payment per share equal to $.0208 per day from, but not including, the date on which the closing would have occurred absent the exercise by Swiss Re of its right to delay the closing, to, and including, the closing date. The aggregate cash purchase price of the Merger transaction is approximately $1,800,000.

     The Merger is subject to certain customary closing conditions, including, without limitation, the approval of the Merger Agreement by the requisite vote of the shareholders of the Company in accordance with applicable law, the representations and warranties of each of Swiss Re, Swiss Re's subsidiary formed to consummate the acquisition ("Sub") and the Company being true and correct in all material respects on and

                      LIFE RE CORPORATION AND SUBSIDIARIES
as of the effective time of the Merger (the "Effective Time"), each of Swiss Re, Sub and the Company having performed in all material respects its obligations to be performed prior to the Effective Time under the Merger Agreement, and the receipt of all material consents, authorizations, orders, approvals and filings of any governmental entity required in connection with the Merger (including all insurance regulatory approvals) shall have been obtained or made.

     The Merger Agreement will be subject to termination at any time prior to the Effective Time by (i) the mutual consent of Swiss Re and the Company, (ii) either Swiss Re, Sub or the Company if the Company's shareholders fail to approve and adopt the Merger Agreement at the Company's special meeting of shareholders scheduled for November 23, 1998, if any court or governmental entity has taken action to permanently restrain, enjoin or otherwise prohibit the Merger and such action has become final and non-appealable, or if the Effective Time shall not have occurred before January 31, 1999, or (iii) if the Company receives a superior proposal from a bona fide third party under certain circumstances. If the Merger Agreement is terminated by the Company because it has received a superior proposal, then the Company shall promptly pay Swiss Re a fee of $60,000. Additionally, if following termination of the Merger Agreement, the Company enters into an acquisition agreement within 12 months of such termination with a person that previously made a takeover proposal to the Company, or announced an intention to make a takeover proposal, then the Company shall promptly pay Swiss Re a fee of $60,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     With the exception of historical information, the matters contained in the following analysis are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of earnings, revenues, income or loss, capital expenditures, plans for future operations and financing needs or plans, as well as assumptions relating to the foregoing. The words "expect", "project", "estimate", "predict", "anticipate", "believes" and similar expressions are also intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Such factors include, but are not limited to,
(i) uncertainties relating to general economic and business conditions which may impact the reinsurance marketplace; (ii) changes in laws and government regulations applicable to the Company; (iii) the ability of the Company to implement its operating strategies successfully; (iv) the ability of the Company to execute Administrative Reinsurance(SM) transactions and the amount, timing and returns thereof and therefrom: (v) material fluctuations in interest rate levels; (vi) material changes in mortality and morbidity experience; (vii) material changes in persistency; (viii) material changes in the level of operating expenses; (ix) success or failure of certain of the Company's clients in premium writing; (x) significant changes in competitive factors affecting the Company; (xi) occurrences affecting the Company's ability to obtain funds from operations, debt or equity to finance growth in its businesses; and (xii) other risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

RESULTS OF OPERATIONS

     During 1997 and the first nine months of 1998, the Company completed several transactions through which it acquired blocks of insurance in force (collectively, the "Transactions"). Transactions completed in 1997 (the "1997 Transactions") increased total assets by approximately $930 million. The transactions completed in 1998 (the "1998 Transactions") increased total assets by approximately $730 million.

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

 Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     Net income was $49.9 million for the nine months ended September 30, 1998 compared to $34.9 million for the same period last year. The increase is due to the contribution to administrative reinsurance from the Transactions and higher premium volumes and lower relative mortality in traditional reinsurance.

     Policy revenues by major source for the nine months ended September 30, 1998 and 1997 are as follows:

                                                              1998      1997
                                                             ------    ------
                                                              (IN MILLIONS)
Traditional reinsurance....................................  $342.4    $236.6
Administrative reinsurance.................................   117.5      35.1
Group accident and health and special risk reinsurance.....    48.8      89.2
                                                             ------    ------
                                                             $508.7    $360.9
                                                             ======    ======

     Policy revenues increased by $147.8 million, or 41%, to $508.7 million from $360.9 million in the same period last year. Traditional life reinsurance policy revenues increased by $105.8 million, or 45%, to $342.4 million due to an increase in first year premiums of $12.6 million, higher renewal premiums resulting from higher in force amounts and a reinsurance agreement entered into in the current quarter. The $82.4 million increase in administrative reinsurance policy revenues is attributable to the Transactions. Group accident and health and special risk policy revenues decreased by $40.4 million, or 45%, to $48.8 million. This decrease is due to the Company's withdrawal from the group accident and health and special risk marketplace during 1997 and an agreement, effective January 1, 1997, to retrocede 50% of 1997 group accident and health and special risk reinsurance risks.

     Investment income increased by 52% to $167.7 million as a result of assets received in conjunction with the Transactions and the proceeds received from the Common Stock Issuance and 1998 Offering, partially offset by a decline in the weighted average portfolio earned rate period over period.

     Policy benefits increased by $101.5 million period to period due to higher volumes of business in force; as a percentage of policy revenues, policy benefits were basically level at 70%. A decrease in the policy benefit ratio attributable to a shift in the relative mix of business from group accident and health and special risk to interest sensitive products included in administrative reinsurance, where a significant portion of policy benefits consists of interest credited, was offset during the current period by the aforementioned reinsurance agreement.

     Policy acquisition costs as a percentage of policy revenues were 27% for the 1998 period compared to 29% for the comparable prior year period. The decrease is attributable primarily to the decline in group accident and health and special risk business, which generally has a higher acquisition cost ratio, and the growth in the administrative reinsurance business, which generally has lower acquisition cost ratios. Also contributing to this decline was the new reinsurance treaty referred to above.

     Interest credited to policyholder accounts increased to $55.1 million in 1998 from $28.6 million in 1997 corresponding to the growth in interest sensitive business resulting from the Transactions.

     Interest expense on loans payable was level at $6.0 million for 1998 and 1997, as rates were basically level and amounts outstanding were unchanged.

     Distributions on corporation-obligated, mandatorily redeemable capital securities of subsidiary trusts holding solely parent debentures of $11.0 million were incurred from the 1997 and 1998 Offerings.

     Other operating expenses increased by $11.7 million to $36.7 million due primarily to administrative fees for third party administrators incurred as a result of the Transactions and higher compensation costs.

     Federal income taxes were provided at the federal statutory rate of 35% for 1998 and 1997.

  Third Quarter of 1998 Compared to Third Quarter of 1997

     Net income was $18.0 million for the three months ended September 30, 1998 compared to $12.8 million for the same period last year. The increase is due to the contribution to administrative reinsurance from the Transactions.

     Policy revenues by major source for the three month periods ended September 30, 1998 and 1997 are as follows:

                                                              1998      1997
                                                             ------    ------
                                                              (IN MILLIONS)
Traditional reinsurance....................................  $147.7    $ 83.2
Administrative reinsurance.................................    47.3      12.0
Group accident and health and special risk reinsurance.....    11.3      28.4
                                                             ------    ------
                                                             $206.3    $123.6
                                                             ======    ======

     Policy revenues increased by $82.7 million, or 67%, to $206.3 million in 1998 from $123.6 million in last year's third quarter. Traditional life reinsurance policy revenues increased by $64.5 million, or 78%, to $147.7 million due to an increase in first year premiums of $5.6 million, higher renewal premiums resulting from higher in force amounts and a reinsurance agreement entered into in the current quarter. The $35.3 million increase in administrative reinsurance policy revenues is attributable to the Transactions. Group accident and health and special risk policy revenues decreased by $17.1 million, or 60%, to $11.3 million. This decrease is due to the Company's withdrawal from the group accident and health and special risk marketplace during 1997 and an agreement, effective January 1, 1997, to retrocede 50% of 1997 group accident and health and special risk reinsurance risks.

     Investment income increased by 61% to $62.3 million as a result of assets received in conjunction with the Transactions and the proceeds received from the Common Stock Issuance and 1998 Offering, partially offset by a decline in the weighted average portfolio earned rate period over period.

     Policy benefits increased by $64.1 million period to period due to higher volumes of business in force and the reinsurance treaty entered into in the current quarter. As a percentage of policy revenues, policy benefits were 72% in 1998 and 68% in 1997. The increase was due largely to the aforementioned reinsurance treaty entered into in the current quarter partially offset by a shift in the relative mix of business from group accident and health and special risk to administrative reinsurance, which effect has caused a decrease in the ratio.

     Policy acquisition costs as a percentage of policy revenues were 26% for the 1998 period compared to 30% for comparable prior year quarter. The decrease is attributable largely to the decline in group accident and health and special risk business, which generally has a higher acquisition cost ratio and the growth in the administrative reinsurance business, which generally has lower acquisition cost ratios. Also contributing to this decline was the new reinsurance treaty referred to above.

     Interest credited to policyholder accounts increased to $21.9 million in 1998 from $10.5 million in 1997 corresponding to the growth in interest sensitive business resulting from the Transactions.

     Interest expense on loans payable was level at $2.0 million for 1998 and 1997, as rates were basically level and amounts outstanding were unchanged.

     Distributions on corporation-obligated, mandatorily redeemable capital securities of subsidiary trusts holding solely parent debentures of $4.2 million were incurred from the 1997 and 1998 Offerings.

     Other operating expenses increased by $4.6 million to $12.8 million due to administrative fees for third party administrators incurred as a result of the Transactions and costs associated with the planned acquisition of the Company by Swiss Reinsurance Company. (See Note 4 of "Notes to Condensed Consolidated Financial Statements".)

     Federal income taxes were provided at the federal statutory rate of 35% for 1998 and 1997.

FINANCIAL CONDITION AND LIQUIDITY

  Investments

     Invested assets totaled $3,798.3 million at September 30, 1998 compared to $2,784.6 million at December 31, 1997. This increase is largely due to assets acquired from the 1998 Transactions and proceeds from the Common Stock Issuance and 1998 Offering.

     The Company's fixed maturity portfolio (including the fixed maturity securities which are included in assets held by ceding company under reinsurance treaty) constituted 89% of invested assets at September 30, 1998, of which $105.3 million, or 3% of invested assets, consisted of below investment grade securities. At September 30, 1998, the weighted average quality rating of the fixed maturities portfolio was A2/A and no fixed maturities were in default.

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

IMPACT OF YEAR 2000

     The Company is in the final stages of a comprehensive review of its computer systems which could be affected by year 2000 processing issues. All of the Company's core, or mission-critical, systems are or are planned to be year 2000 compliant by December 1998. Currently, approximately 80% of the Company's core systems are Year 2000 compliant. Other non-core systems are planned to be compliant by June 1999. The costs associated with these efforts is not expected to exceed $1.0 million.

     The computer systems of the Company's third party administrators are or are in the process of becoming year 2000 compliant. The Company is in the process of reviewing the third party administrators' systems to ensure such compliance. Generally, the costs associated with these efforts are being borne by the third party administrators and the costs associated with this review are anticipated to be immaterial.

     The Company has sent questionnaires to its ceding company clients to determine the extent to which data received and utilized by the Company is vulnerable to those third parties' failure to remediate their own year 2000 issues. The Company has received responses from a significant number of these clients and is in the process of evaluating the information. There is no guarantee that the systems of other companies on which the Company may rely for data will be timely converted and would not have an adverse effect on analyses and reports that utilize that data. However, the Company believes its own systems and processes mitigate the risk that ceding companies' year 2000 noncompliance would have a material adverse effect on its operations.

     The Company currently has no contingency plans in place in the event it does not complete all phases of Year 2000 compliance due to its expectation of completing all phases. However, should the Company not complete all associated compliance work, the Company would use estimating techniques based on available historical data to bill reinsurance premiums and record policy benefits and acquisition costs on business affected by this noncompliance. However, there can be no assurance that noncompliance would not have a material adverse impact on the Company's operations.

                                    PART II

ITEM 5  OTHER INFORMATION

     On July 27, 1998, Life Re Corporation and Swiss Reinsurance Company ("Swiss Re") entered into an agreement whereby Swiss Re will acquire Life Re Corporation for $95.00 per common share. The agreement is subject to shareholder and regulatory approvals and certain other conditions and is more fully described in
Note 4 "Notes to Consolidated Financial Statements."

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

       3.01  Restated Certificate of Incorporation of Life Re Corporation
               (the "Company"), dated November 13, 1997, incorporated by reference to Exhibit 3.01 of the Company's Form 10-Q for the quarterly period ended September 30, 1997, as filed with the Securities and Exchange Commission ("SEC") on November 13, 1997.
       3.02 Amendment to the Restated Certificate of Incorporation of the Company, dated June 19, 1998, incorporated by reference to Exhibit 3.02 of the Company's Form 10-Q for the quarterly period ended June 30, 1998, as filed with the SEC on August 12, 1998.
       3.03 Bylaws of the Company, dated August 5, 1992, incorporated by reference to Exhibit 3.02 of the Company's Form 10-Q for the quarterly period ended September 30, 1997, as filed with the SEC on November 13, 1997.
       4.01 Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Company's
               Registration Statement on Form S-1 (File No. 33-50556).
       4.02  Certificate of Trust of Life Re Capital Trust II ("Trust
               II"), incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3 (File No.
               333-46213).
       4.03 Declaration of Trust of Trust II, incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on
               Form S-3 (File No. 333-46213).
       4.04  Form of Amended and Restated Declaration of Trust of Trust
               II, incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-3 (File No.
               333-46213).
       4.05  Form of Quarterly Income Preferred Security ("QUIPS") of
               Trust II, incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-3 (File No.
               333-46213).
       4.06 Form of Junior Subordinated Debenture, incorporated by reference to Exhibit 4.8 of the Company's Registration
               Statement on Form S-3 (File No. 333-46213).
       4.07  Form of Indenture between the Company and The Bank of New
               York, as Trustee, pursuant to which the Junior
               Subordinated Debentures are to be issued, incorporated by reference to Exhibit 4.7 of the Company's Registration
               Statement on Form S-3 (File No. 333-46213).
       4.08 Form of Guarantee Agreement with respect to the QUIPS, incorporated by reference to Exhibit 4.9 of the Company's
               Registration Statement on Form S-3 (File No. 333-46213).
       4.09  Form of Master Unit Agreement, incorporated by reference to
               Exhibit 4.11 of the Company's Registration Statement on
               Form S-3 (File No. 333-46213).
       4.10 Form of Adjustable Conversion-rate Equity Security Units, incorporated by reference to Exhibit 4.12 of the Company's
               Registration Statement on Form S-3 (File No. 333-46213).
       4.11  Form of Pledge Agreement, incorporated by reference to
               Exhibit 4.13 of the Company's Registration Statement on
               Form S-3 (File No. 333-46213).
       4.12  Form of Call Option Agreement, incorporated by reference to
               Exhibit 4.14 of the Company's Registration Statement on
               Form S-3 (File No. 333-46213).

       4.13 Company's Agreement to File Indenture, incorporated by reference to Exhibit 4.02 of the Company's Form 10-Q for the quarterly period ended June 30, 1997, as filed with the SEC on August 13, 1997.
      15.01  Acknowledgment Letter of Ernst & Young LLP.
      27.01  Financial Data Schedule.

     (b) A Current Report on Form 8-K was filed on July 27, 1998 with respect to the proposed transaction between Life Re Corporation and Swiss Reinsurance Company. No other Current Reports on Form 8-K were filed during the three months ended September 30, 1998.

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

                                          Life Re Corporation

                                          By: /s/ CHRIS C. STROUP
                                            ------------------------------------
                                            Chris C. Stroup,
                                            Executive Vice President and
                                            Chief Financial Officer

Dated: November 13, 1998

                                EXHIBIT INDEX

      15.01  Acknowledgment Letter of Ernst & Young LLP.
      27.01  Financial Data Schedule.