Form 10-K405
period 1998-12-31
LIFE RE CORP
filed 1999-03-31
CIK 890445

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-11340

                              LIFE RE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      01-0437851
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

      969 HIGH RIDGE ROAD, STAMFORD, CT                            06905
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (203) 321-3000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
                     NONE                                           NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

     [ ] by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 30, 1999, the aggregate market value of Common Stock, $.01 par value held by non-affiliates was $0.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

     As of March 30, 1999, 1,000 shares of Common Stock, $.01 par value were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                PAGE
----                                                                ----
                                 PART I
1     Business....................................................      1
2     Properties..................................................     12
3     Legal Proceedings...........................................     12
4     Submission of Matters to a Vote of Security Holders.........     12

                                 PART II
5     Market for Registrant's Common Equity and Related                13
      Stockholder Matters.........................................
6     Selected Financial Data.....................................     13
7     Management's Discussion and Analysis of Financial Condition      15
      and Results of Operations...................................
7A    Quantitative and Qualitative Disclosures About Market            22
      Risk........................................................
8     Financial Statements and Supplementary Data.................     23
9     Changes in and Disagreements with Accountants on Accounting      49
      and Financial Disclosure....................................

                                PART III
10    Directors and Executive Officers of the Registrant..........     49
11    Executive Compensation......................................     52
12    Security Ownership of Certain Beneficial Owners and              61
      Management..................................................
13    Certain Relationships and Related Transactions..............     61

                                 PART IV
14    Exhibits, Financial Statement Schedules, and Reports on Form     62
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

     Pursuant to an Agreement and Plan of Merger, dated as of July 27, 1998 (the "Merger Agreement"), by and among Swiss Reinsurance Company, a Swiss corporation ("Swiss Re"), SRC Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Swiss Re ("Sub"), Swiss Re America Holding Corporation, a Delaware corporation and a wholly owned subsidiary of Swiss Re ("Holding") and the Company, on December 1, 1998, Sub was merged with and into the Company (the "Merger"), with the Company continuing as the surviving corporation and became a wholly owned subsidiary of Swiss Re and Holding, and each outstanding share of common stock, par value $.001 per share, of the Company (the "Common Stock"), other than shares held by the Company in its treasury, Swiss Re, Holding, the Sub or any other wholly owned subsidiary of Swiss Re, and shares held by the stockholders, if any, who properly exercised their appraisal rights under Delaware law, was converted into the right to receive $95.00 in cash.

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

     In July 1995, Life Reassurance acquired all of the common stock of John Deere Life Insurance Company (since renamed Reassure America Life Insurance Company or "REALIC") from two subsidiaries of Deere & Company for an adjusted purchase price of $33.3 million, to serve as the Company's initial platform for Administrative Reinsurance(SM). With the acquisition of REALIC, the Company obtained primary insurance licenses and began outsourcing administrative services for primary insurance in force on a variable cost basis. During 1998 the Company acquired Mission Life Insurance Company ("Mission Life"), Lincoln Liberty Life Insurance Company ("Lincoln Liberty Life"), First Delaware Life Insurance Company ("First Delaware Life"), Atlas Life Insurance Company ("Atlas Life"), Capitol Bankers Life Insurance Company ("Capitol Bankers Life"), Aristar Life Insurance Company ("Aristar Life") and First Capital Life Insurance Company of Louisiana ("First Capital Life"). In addition, during 1997 the Company entered into reinsurance agreements covering in force business of Allianz Life Insurance Company of North America ("Allianz") and UNUM Life Insurance Company of America ("UNUM") and acquired 79% of AML Acquisition Company, the owner of American Merchants Life Insurance Company ("AML").

     TexasRe, Life Reassurance, REALIC, AML, Mission Life, Capitol Bankers Life and First Capital Life are sometimes referred to herein collectively as the "Subsidiaries."

     In 1995, Life Re formed a Bermuda subsidiary, Life Re International, Ltd., for the reinsurance of domestic and internationally generated life and health insurance risks. Currently, Life Re International, Ltd. has minimal business in force.

     During 1997, Life Re withdrew from the group accident and health and special risk reinsurance business.

     On March 17, 1998, the Company completed two separate public offerings (together, the "Offerings") in which it sold 3,500,000 shares of common stock and 2,070,000 6.0% Adjustable Conversion-rate Equity Security Units (the "Units") issued through Life Re Capital Trust II, a subsidiary of Life Re. The Units consist of a stock purchase contract and Quarterly Income Preferred Securities. Net proceeds from the Offerings were $352.3 million of which $207.0 million was contributed to the Subsidiaries.

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

     The following table sets forth selected information for the indicated periods concerning Life Re's insurance operations:

             DISTRIBUTION OF POLICY REVENUES AND INSURANCE IN FORCE
                             (DOLLARS IN THOUSANDS)

                                                        YEARS ENDED DECEMBER 31,
                                         ------------------------------------------------------
                                               1998               1997               1996
                                         ----------------   ----------------   ----------------
                                          AMOUNT      %      AMOUNT      %      AMOUNT      %
                                         --------   -----   --------   -----   --------   -----
Policy revenues:
  Traditional life reinsurance.........  $480,107    67.7%  $319,404    65.2%  $292,115    64.8%
  Administrative Reinsurance(SM).......   170,536    24.0     49,633    10.1     19,224     4.2
Group accident and health and special
  risk reinsurance (in run-off)........    58,947     8.3    121,242    24.7    139,653    31.0
                                         --------   -----   --------   -----   --------   -----
          Total policy revenues........  $709,590   100.0%  $490,279   100.0%  $450,992   100.0%
                                         ========   =====   ========   =====   ========   =====
Insurance in force at end of year (in
  millions and before reinsurance
  ceded):
  Traditional life reinsurance.........  $199,149           $135,451           $111,493
  Administrative Reinsurance(SM).......    21,393             22,152              4,519
                                         --------           --------           --------
          Total insurance in force.....  $220,542           $157,603           $116,012
                                         ========           ========           ========
Ordinary life lapse ratio..............              10.2%               9.8%               9.4%

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

     The following table sets forth Life Re's net policy revenues on traditional life reinsurance separated between first year business and renewal business for the periods indicated:

             DISTRIBUTION OF FIRST YEAR AND RENEWAL POLICY REVENUES
                        FOR TRADITIONAL LIFE REINSURANCE
                             (DOLLARS IN THOUSANDS)

                                                        YEARS ENDED DECEMBER 31,
                                         ------------------------------------------------------
                                               1998               1997               1996
                                         ----------------   ----------------   ----------------
                                          AMOUNT      %      AMOUNT      %      AMOUNT      %
                                         --------   -----   --------   -----   --------   -----
Traditional life reinsurance policy
  revenues:
  First year(1)........................  $ 77,756    16.2%  $ 58,078    18.2%  $ 36,217    12.4%
  Renewal..............................   402,351    83.8    261,326    81.8    255,898    87.6
                                         --------   -----   --------   -----   --------   -----
     Total traditional life reinsurance
       policy revenues.................  $480,107   100.0%  $319,404   100.0%  $292,115   100.0%
                                         ========   =====   ========   =====   ========   =====

---------------
(1) First year policy revenues are premiums received within one year of the date of issuance of the underlying policy, whether reinsured under treaties entered into prior to or during the indicated period.

     As of December 31, 1998 Life Re reinsured ordinary life insurance business under treaties with approximately 500 ceding companies. In 1998, 64 ceding companies each accounted for at least $1.0 million of ordinary life reinsurance policy revenues and in the aggregate represented approximately 95% of Life Re's ordinary life reinsurance policy revenues. Life Re markets its ordinary life reinsurance to a broad cross section of companies, which vary in size, corporate structure and geographic location. Except for Metropolitan Life Insurance Company which provided approximately $60.9 million of policy revenues in 1998, no ordinary life ceding company accounted for more than 10% of Life Re's policy revenues in 1998.

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

     Group life reinsurance is the reinsurance of various types of group life policies. These policies generally include employee-employer group term life (representing the majority of such business), voluntary and supplemental term life, association or affinity term life, group universal life and voluntary group universal life. Group life reinsurance generally is written on an annual basis resulting in the terms of such contracts being subject to renegotiation or cancellation each year. Life Re typically reinsures group life clients on an experience rated basis, whereby the ceding company receives a refund of a portion of the profits resulting from favorable claims experience with respect to the underlying policies. Group life reinsurance policy revenues were $17.1 million, $15.2 million and $23.2 million in 1998, 1997 and 1996, respectively. Experience rating refunds amounted to $4.2 million, $0.7 million and $3.1 million for 1998, 1997 and 1996, respectively.

     Life Re markets its group life reinsurance to a broad cross section of client entities, which vary in size, corporate structure and geographic location. No group life client accounted for more than 10% of Life Re's policy revenues in 1998.

     Life Re's group life retrocessionaire is rated "A" by A.M. Best and to date, Life Re has not experienced any default in connection with its retrocessional arrangements of group life claims. Life Re's retention limit for group life insurance business generally may be in an amount up to $350,000, with amounts in excess thereof being retroceded.

  Administrative Reinsurance(SM)

     Administrative Reinsurance(SM) is Life Re's other core line of business. In furtherance of Life Re's strategy of providing its clients with block reinsurance of existing insurance in force and assisting those clients who wish to discontinue the administration of older non-core blocks of business, Life Re established its Administrative Reinsurance(SM) line of business. By combining an administrative transfer with block reinsurance of insurance in force, Life Re's clients may realize value and release capital embedded in non-core businesses or ease administrative burdens and costs associated with maintaining outdated or inefficient systems. Through Administrative Reinsurance(SM), Life Re participates in the consolidation in the life insurance industry by focusing on acquiring non-core or smaller blocks of life insurance in force.

     Administrative Reinsurance(SM) takes at least two forms: the reinsurance of insurance in force from life insurers, and the acquisition of life insurance companies that lack critical mass to effectively market products and efficiently administer blocks of insurance. In either case, Life Re generally organizes the conversion of the client's block of business to the systems of one of its current third party administrators, including Cybertek Corporation ("Cybertek"), Computer Sciences Corporation ("CSC") or Transaction Applications Group, Inc. ("TAG").

     The Company generally utilizes the services of outside administrators to provide the administrative services needed for the primary business. The administrative services provided by the outside administrators are set forth in written agreements and include premium processing, billing, policyholder service and claims administration. The use of several outside administrators allows the Company to efficiently integrate acquisitions and retain the capacity to pursue multiple acquisition opportunities simultaneously, while at the same time reduce its dependence on any one provider. The supervision of the outside administrators is performed by Life Re.

     During 1998, the Company's completed Administrative Reinsurance(SM) transactions included the reinsurance of blocks of insurance in force with respect to business from Allianz Insurance Company of North America ("Allianz") and CNA Financial Corporation ("CNA"), and the acquisitions of Mission Life, Lincoln Liberty Life, First Delaware Life, Atlas Life, Capitol Bankers Life, Aristar Life and First Capital Life. These transactions, in the aggregate, added approximately $850 million in assets and liabilities to Life Re, consisting primarily of fixed maturities and future policy benefits, respectively.

     In connection with the Allianz transaction, in December 1997, the Company entered into a transaction whereby the Company and Employers Reassurance Corporation ("ERAC") coinsured a block of life insurance and annuity business from Allianz, with the Company's portion of the business reinsured increasing from 20% to 60% during 1998. The total block of business being coinsured entails approximately $1.1 billion of life insurance and annuity reserves. Under its agreement with ERAC, the Company assumed administrative responsibility for this block. The administration of the block is performed by CSC. Effective October 1, 1998, the Company's share of the business reinsured increased to 60%.

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

  Group Accident and Health and Special Risk Reinsurance (in run-off)

     Life Re announced in 1997 its withdrawal from the group accident and health and special risk reinsurance business. Accordingly, the Company did not renew or accept new participations in this line of business during 1998. The Company previously had reduced or canceled certain of its participations, and effective January 1, 1997, retroceded 50% of its 1997 group accident and health and special risk reinsurance risks. Group accident and health reinsurance consists of the reinsurance of medical expense, disability and accident risks. Special risk reinsurance consists principally of accidental death coverage and catastrophic excess of loss coverage, as well as occupational accident coverage. In the substantial majority of Life Re's group accident and health reinsurance treaties, the original client is a self insured corporate health plan. Reinsurance for such self insured plans is secured in order to minimize the risk to the plan of claims in excess of those originally projected. The reinsurance is usually in the form of specific and aggregate stop loss coverage. Specific stop loss coverages provide for reimbursement of individual losses in excess of a specified per person retention. Aggregate stop loss covers accumulations of claims within the specified retention, once they exceed an agreed percentage (usually 125%) of the total original estimated claims cost. The average specified retention is generally at a level in excess of $25,000 to $100,000 per person. Group accident and health and special risk reinsurance policy revenues were $58.9 million, $121.2 million and $139.7 million in 1998, 1997 and 1996, respectively.

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

     As measured by policy revenues, a substantial portion of the group accident and health and special risk business was written on an excess basis.

     At December 31, 1998, Life Re reinsured risks under treaties with approximately 150 ceding client entities with respect to group accident and health and special risk business. In 1998, 21 ceding client entities each accounted for at least $1.0 million of group accident and health or special risk policy revenues and represented, in the aggregate, approximately 94% of Life Re's group accident and health and special risk policy revenues. Prior to withdrawing from this line of business, Life Re marketed its group accident and health and special risk reinsurance to a broad cross section of client entities, which varied in size, corporate structure and geographic location. No group accident and health or special risk ceding client entity accounted for more than 5% of Life Re's policy revenues in 1998.

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

MARKETING

     Life Re has developed its business on the basis of direct marketing relationships established over many years through responsive service. Life Re's senior management is directly involved in most aspects of Life Re's marketing efforts, including the formulation, execution and evaluation of marketing strategies, the identifica-tion of marketing opportunities and the maintenance of relationships with senior executives at client companies. Life Re seeks to evaluate each client's specific reinsurance needs, tailor reinsurance programs to meet those needs and be responsive in processing claims. Life Re believes this strategy will enable it to achieve its objective of favorably competing on the basis of service as well as price.

     In January 1996, Life Re announced the creation of the Office of Life Marketing. The Office of Life Marketing is responsible for direct marketing of traditional life reinsurance products, all of which are marketed on a direct basis. The Office of Life Marketing consists of executives having expertise in various disciplines within the insurance industry. These disciplines include actuarial, legal, marketing and underwriting. The Office of Life Marketing is designed to provide excellent service to Life Re's clients by working with clients to identify and address their specific needs.

     During 1998, most policy revenues with respect to traditional life reinsurance were written directly.

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

POLICY BENEFIT LIABILITIES

     Policy benefit liabilities comprise the majority of the Company's financial obligations. Policy benefit liabilities for other than annuities and interest sensitive life insurance products reflected in Life Re's consolidated financial statements included herein are based upon Life Re's best estimates of mortality, persistency and investment income, with appropriate provision for adverse deviation. The liabilities for policy benefits established by Life Re with respect to individual risks or classes of business may be greater or less than those established by ceding companies due to the use of different mortality and other assumptions. Policy benefit liabilities for annuities and interest sensitive life insurance products are reported at the accumulated fund balance of such contracts. Policy benefit liabilities include both mortality and morbidity claims in the process of settlement and claims that have been incurred but not yet reported. Actual experience in a particular period may be worse than assumed experience and, consequently, may adversely affect Life Re's operating results for such period. See Notes 2 and 7 of "Notes to Consolidated Financial Statements" for certain additional information regarding reserve assumptions under generally accepted accounting principles ("GAAP").

INVESTMENTS

     All investments made by Life Re are governed by the general requirements and guidelines established and approved by the Boards of Directors of Life Re and the Subsidiaries and by qualitative and quantitative limits prescribed by Connecticut, Illinois, Michigan and Texas insurance laws and regulations. Life Re's investment policy is designed to maintain a high quality portfolio, maximize current income, maintain a high degree of liquidity, and match the cash flows of the portfolio to the required cash flows of Life Re's liabilities.

     At December 31, 1998, Life Re's invested assets had an aggregate fair value of $3,775.5 million, of which 91% were fixed maturities with a weighted average investment quality rating of "A." At December 31, 1998, the weighted average duration of invested assets was 6.3 years. In the event the duration of invested assets were to materially differ from the duration of liabilities and if significant rapid increases in market interest rates were to occur, Life Re could be required to sell assets at a loss. Conversely, if significant rapid decreases in market interest rates were to occur, Life Re could earn less income than it credits to policyholders under interest sensitive contracts. Such consequences could have a material adverse effect on Life Re's capital resources and financial condition. Although no assurances as to future performance can be given, Life Re has not experienced any material differences in cash flows relating to its assets and liabilities.

     Life Re's investment securities are managed primarily by two professional investment advisors, Conseco Capital Management, Inc. ("CCM") and Liberty Capital Advisors, Inc. ("LCA"), each of which manages a segment of the portfolio. Certain equity and short-term investments aggregating approximately $122.6 million at fair value are managed directly by Life Re. CCM is the primary investment advisor for Life Re, managing 82% of its invested assets (approximately $3,105.6 million at fair value as of December 31, 1998). LCA acts as an investment advisor for the portion of Life Re's invested assets relating to the reinsured universal life insurance policies of an affiliate of LCA (approximately $281.0 million at fair value as of December 31, 1998). The agreements with CCM and LCA may be terminated by either party at the end of each calendar year upon sixty days' notice. The performance of CCM and LCA and the fees associated with the arrangements are reviewed periodically by the Boards of Directors of Life Re and the Subsidiaries.

     The following table summarizes certain of Life Re's investment results for the years indicated:

                               INVESTMENT RESULTS

                                                                YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1998          1997          1996
                                                         ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
Total invested assets(1)...............................  $3,775,461    $2,784,630    $1,833,242
Investment income, net of related expenses.............  $  233,947    $  150,960    $  124,340
Effective yield rate(2)................................        7.01%         7.65%         7.77%
Realized investment gains..............................  $    3,101    $    4,514    $   17,210

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

     Mortgage-backed securities represented approximately 13.7% of total invested assets as of December 31, 1998. Investors in these securities are compensated primarily for reinvestment risk rather than credit quality risk. Investments in mortgage-backed securities include collateralized mortgage obligations ("CMOs") and mortgage-backed pass-through securities. Mortgage-backed securities generally are collateralized by mortgages issued by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), all of which are agencies of the U.S. government. Of these, only GNMA mortgages are backed by the full faith and credit of the U.S. government. Credit risk generally is not a consideration when investing in agency mortgage-backed securities. Life Re's mortgage-backed securities portfolio had a weighted average investment quality rating of AAA at December 31, 1998.

     At December 31, 1998 approximately 25.0% of Life Re's mortgage-backed investment portfolio consisted of planned amortization class ("PAC") and target amortization class ("TAC") instruments. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches ("support classes") of the CMO.

     In addition to fixed maturities, approximately 4.8% of the Company's invested assets consisted of policy loans at December 31, 1998. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The policy loan interest rates charged are determined by the provisions of the treaties in force and the underlying policies.

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

     REALIC currently is rated "A" (Excellent) by A.M. Best, the rating that was given to REALIC prior to its acquisition by Life Reassurance. Publications of A.M. Best indicate that "A" and "A-" ratings are assigned to those companies which in A.M. Best's opinion have a strong ability to meet their obligations to policyholders over a long period of time. REALIC's A.M. Best "Financial Size Category" is Class VI, which encompasses companies with adjusted policyholders' surplus of $25.0 million to $50.0 million.

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

EMPLOYEES

     As of December 31, 1998, Life Re had 119 employees. None of these employees is represented by a labor union. Life Re believes that its relationship with its employees is satisfactory.

REGULATION

     The Company and the Subsidiaries are subject to the insurance laws and regulations of Connecticut, Illinois, Michigan and Texas, the domiciliary states of the Subsidiaries, and the laws and regulations of the other states in which the Subsidiaries are licensed to do business. At present, Life Reassurance is licensed to conduct business or is an authorized reinsurer in all 50 states, the District of Columbia and Puerto Rico, and REALIC is licensed to conduct business in all such locations except for New Hampshire, New York, and Puerto Rico. The insurance laws and regulations, as well as the level of supervisory authority that may be exercised by the various state insurance departments vary by jurisdiction, but generally grant broad powers to supervisory agencies or state regulators to examine and supervise insurance companies and insurance holding companies with respect to every significant aspect of the conduct of the insurance business. These laws and regulations generally require insurance companies to meet certain solvency standards and asset tests, to maintain minimum standards of business conduct and to file certain reports with regulatory authorities, including information concerning their capital structure, ownership and financial condition. The Subsidiaries generally are required to file annual and quarterly statutory financial statements in each jurisdiction in which they are licensed. Additionally, the Subsidiaries are subject to periodic examination by the insurance departments of the jurisdictions in which each is licensed, authorized and accredited. The Connecticut Insurance Department completed its most recent examination of Life Reassurance for the years ended December 31, 1993 through December 31, 1996, and the Texas Department of Insurance completed its examination of TexasRe for years through December 31, 1995. The Illinois Department of Insurance completed its most recent examination of REALIC for years through December 31, 1995. The results of each of the completed examinations contained no findings which would have a material adverse effect on the operations of any of the Subsidiaries. Although the rates and policy terms of primary insurance agreements are regulated by state insurance departments, the rates, policy terms and conditions of reinsurance agreements generally are not subject to regulation by any regulatory authority.

     Restrictions on Dividends and Distributions. The principal sources of cash for the Company to make payments of principal and interest are payments under two surplus notes issued by TexasRe to the Company in connection with the purchase of Life Reassurance from General Reinsurance Corporation in 1988 (the "Surplus Debentures") and dividends paid by TexasRe. TexasRe's principal sources of funds are dividends from Life Reassurance and distributions by Life Reassurance under a tax allocation agreement among the Company, TexasRe and Life Reassurance (the "Tax Allocation Agreement"), a portion of which distributions are used to pay TexasRe's income taxes. Under current Connecticut, Illinois, Michigan and Texas laws, any proposed payment of a dividend or distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the greater of (i) 10% of statutory capital and surplus as of the preceding December 31 or (ii) statutory net gain from operations for the preceding calendar year, is designated an "extraordinary dividend" and may not be paid until either it has been approved, or a 30-day waiting period shall have passed during which it has not been disapproved, by the Insurance Commissioner of the State of Connecticut (the "Connecticut Insurance Commissioner"), the Director of Insurance of the State of Illinois (the "Illinois Director of Insurance"), the Insurance Commissioner of the State of Michigan (the "Michigan Insurance Commissioner")or the Commissioner of Insurance of the State of Texas (the "Texas Insurance Commissioner"), as the case may be. In addition, Connecticut law provides that an insurance company may not pay dividends in an amount exceeding its earned surplus without prior regulatory approval. Life Reassurance has received approval from the Connecticut Department of Insurance to define its earned surplus for this purpose to include amounts of paid in surplus in excess of $125.0 million, and as of December 31, 1998, such earned surplus was $242.7 million. Currently, no prior approval of the Texas Department of Insurance is required to pay scheduled principal or interest on the Surplus Debentures provided that, after giving effect to any such payment, the statutory surplus of TexasRe exceeds $125.0 million. Life Reassurance paid no dividends in 1998 and paid $23.2 million of dividends in 1997, which was the maximum amount of dividends Life Reassurance could have paid in 1997 without the prior approval of the Connecticut Insurance Commissioner. Life Reassurance paid $14.9 million of dividends in 1996, although the maximum amount of dividends Life Reassurance could have paid in 1996 without the prior approval of the Connecticut Insurance Commissioner was $34.8 million. TexasRe had the capacity to pay dividends of $12.6 million, $16.3 million, and $27.1 million in 1998, 1997 and 1996, respectively, without the prior approval of the Texas Insurance Commissioner. TexasRe paid no dividends in 1998 and paid dividends aggregating $16.3 million and $12.1 million in 1997 and 1996, respectively. REALIC has not paid any dividends subsequent to its acquisition by Life Reassurance in July 1995. Capitol Bankers Life paid an extraordinary dividend of $35.0 million to Life Reassurance in 1998.

     The Connecticut, Illinois, Michigan and Texas insurance laws require that the statutory surplus of Life Reassurance, REALIC, Capitol Bankers and TexasRe, as the case may be, following any dividend or distribution, be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs. The Insurance Commissioner of any such state may bring an action to enjoin or rescind the payment of a dividend or distribution that would cause statutory surplus to be unreasonable or inadequate under this standard.

     In the event of a default on the Company's capital securities or the bankruptcy, liquidation or other reorganization of the Company, the capital securities holders of the Company will have no right to proceed against the assets of the Life Reassurance, REALIC, Capitol Bankers or TexasRe. If Life Reassurance, REALIC, Capitol Bankers or TexasRe were to be liquidated, such liquidation would be conducted by the Connecticut, Illinois, Michigan or Texas Insurance Commissioner, as the case may be, as the receiver with respect to such insurance company's property and business. Under the Connecticut, Illinois, Michigan and Texas insurance laws, all creditors of such insurance companies, including, without limitation, holders of its reinsurance agreements and the various state guaranty associations, would be entitled to payment in full from such assets before the Company, as a stockholder, would be entitled to receive any distribution therefrom.

     Codification. The National Association of Insurance Commissioners (the "NAIC") is in the process of codifying statutory accounting principles. The purpose of such codification is to establish a uniform set of accounting rules and regulations for use by insurance companies in financial report preparation in connection with financial reporting to regulatory authorities. The Company is unable to determine what impact, if any, this codification will have on its Subsidiaries' statutory surplus requirements.

     Assessments Against Insurers. Under insolvency or guaranty laws in most states in which the Company operates, insurers can be assessed for policyholder losses incurred by insolvent insurance companies. At present, most insolvency or guaranty laws provide for assessments based upon the amount of primary insurance, rather than reinsurance, underwritten in a given jurisdiction. Primary insurance written by REALIC is subject to such laws. REALIC incurred an immaterial amount of guaranty fund assessments in 1998. To date, the Company has paid only a de minimis amount of assessments with respect to insurer insolvency proceedings.

     Insurance Holding Company Regulations. The Company and the Subsidiaries are subject to regulation under the insurance and insurance holding company statutes of Connecticut, Illinois, Michigan and Texas. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require insurance and reinsurance subsidiaries of insurance holding companies to register with the applicable state regulatory authorities and to file with those authorities certain reports describing, among other information, their capital structure, ownership, financial condition, certain intercompany transactions and general business operations. The insurance holding company statutes also require prior regulatory agency approval or, in certain circumstances, prior notice of certain material intercompany transfers of assets as well as certain transactions between insurance companies, their parent companies and affiliates.

     Under the Connecticut, Illinois, Michigan and Texas insurance laws, unless
(i) certain filings are made with the Connecticut Insurance Department, the Illinois Department of Insurance, the Michigan Department of Insurance or the Texas Department of Insurance, as the case may be, (ii) certain requirements are met, including, in the case of Texas, a public hearing and/or (iii) approval or exemption is granted by the applicable insurance commissioner, no person may acquire any voting security or security convertible into a voting security of an insurance holding company, such as the Company, which controls a Connecticut insurance company or an Illinois insurance company or a Michigan insurance company or a Texas insurance company, or merge with such a holding company, if as a result of such transaction such person would "control" the insurance holding company. "Control" is presumed to exist in Connecticut, Illinois, Michigan and Texas if a person directly or indirectly owns or controls 10% or more of the voting securities of another person.

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

TAX MATTERS

     Under applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), a life insurance company is not permitted to file a consolidated federal income tax return with a company that is not a life insurance company until such life insurance company has been a member of the "affiliated group" (as such term is defined for federal income tax purposes) for five taxable years. REALIC, Mission Life, Capitol Bankers Life and AML will each file a separate company income tax return for the short taxable year ended with the date of the merger. AML has retained its small life insurance company identity and will be taxed accordingly. TexasRe and Life Reassurance (together, the "Life Tax Group") as life insurance companies, file a consolidated federal income tax return with Life Re for the short taxable year ended with the date of the Merger. Losses generated by Life Re can be used to offset taxable income of the Life Tax Group reported on the consolidated federal income tax return and those losses can only be so used to a limited extent (generally, the lesser of 35% of such losses or 35% of the taxable income of the Life Tax Group).

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

ITEM 2  PROPERTIES

     Life Re's principal operations are conducted from approximately 51,000 square feet of leased office space located at 969 High Ridge Road, Stamford, Connecticut 06905. The lease with respect to such space expires on September 30, 2004. The rental expense paid by Life Re under the lease during 1998 was $1.0 million.

ITEM 3  LEGAL PROCEEDINGS

     Life Re is not a party to any material pending litigation or arbitration.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1998, one matter was submitted to the security holders of Life Re for a vote. The meeting was held on November 23, 1998 and it was a Special Meeting of Stockholders. The matter that was voted upon at the meeting concerned the approval of the Agreement and Plan of Merger, dated as of July 27, 1998, by and among Swiss Reinsurance Company, a Swiss corporation, SRC Acquisition Corp., a

Delaware corporation and a wholly owned subsidiary of Swiss Re, Swiss Re America Holding Corporation, a Delaware corporation and a wholly owned subsidiary of Swiss Re and the Company. Votes were cast as follows:

VOTES FOR   VOTES AGAINST   ABSTENTIONS
----------  -------------   -----------
13,062,118     111,250        91,465

                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The common stock of Life Re was listed for trading on the New York Stock Exchange (the "NYSE") under the symbol LRE from October 28, 1992, the date of Life Re's initial public offering, until December 1, 1998, the date of the Merger. Based upon information reported in the Bloomberg consolidated transaction reporting system, the high and low sales prices for each quarterly period from January 1, 1997 to December 1, 1998 were:

PERIOD                                                        HIGH    LOW
------                                                        ----    ---
January 1, 1997 -- March 31, 1997...........................   45 3/8 38 5/8
April 1, 1997 -- June 30, 1997..............................   48 1/8 37 3/8
July 1, 1997 -- September 30, 1997..........................   56     46 5/8
October 1, 1997 -- December 31, 1997........................   65 3/8 52 1/16
January 1, 1998 -- March 31, 1998...........................   74 5/16 58 1/8
April 1, 1998 -- June 30, 1998..............................   82 7/8 71 1/8
July 1, 1998 -- September 30, 1998..........................   91 15/16 83 1/16
October 1, 1998 -- December 1, 1998.........................   94 7/8 90 1/8

     As of March 30, 1999, there is one holder of the outstanding shares of common stock, Swiss Re America Holding Inc.

DIVIDENDS

     Dividends of $0.13 per share were declared in each calendar quarter of 1997 and dividends of $0.15 per share were declared in the first three calendar quarters of 1998.

ITEM 6  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data and other operating information. The selected financial data have been derived from the consolidated financial statements of Life Re Corporation and Subsidiaries ("Life Re") and should be read in conjunction with the consolidated financial statements and accompanying notes of Life Re and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                            YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------------
                                              1998        1997        1996        1995        1994
                                            --------    --------    --------    --------    --------
                                                                 (IN MILLIONS)
INCOME STATEMENT DATA:
Revenues:
  Policy revenues.........................  $  709.6    $  490.3    $  451.0    $  383.2    $  350.9
  Investment income.......................     233.9       151.0       124.3        98.6        82.4
  Realized investment gains...............       3.1         4.5        17.2         3.7          .1
                                            --------    --------    --------    --------    --------
         Total revenues...................     946.6       645.8       592.5       485.5       433.4
                                            ========    ========    ========    ========    ========
Benefits and Expenses
    Policy benefits.......................     513.1       341.0       332.5       281.5       245.8
    Acquisition costs.....................     188.5       142.2       111.9        95.7        88.7
    Interest credited to policyholder
       accounts...........................      75.5        40.7        34.6        21.2        15.0
    Interest expense......................       7.4         8.0         8.4        10.7         9.1
    Distributions on capital securities...      15.2         5.0          --          --          --
    Other operating expenses..............      48.0        32.7        29.0        21.6        22.0
    Merger costs..........................     107.4          --          --          --          --
                                            --------    --------    --------    --------    --------
         Total benefits and expenses......     955.1       569.6       516.5       430.8       380.6
                                            --------    --------    --------    --------    --------
Income (loss) before federal income taxes
  and extraordinary charge................      (8.5)       76.2        76.1        54.8        52.8
Provision for federal income taxes........      24.0        26.7        21.9        19.2        18.5
                                            --------    --------    --------    --------    --------
Income (loss) before extraordinary
  charge..................................     (32.5)       49.5        54.2        35.6        34.3
Extraordinary charge, net of federal
  income tax benefit......................        --          --          --         1.0          --
                                            --------    --------    --------    --------    --------
Net income (loss).........................  $  (32.5)   $   49.5    $   54.2    $   34.6    $   34.3
                                            ========    ========    ========    ========    ========
BALANCE SHEET DATA (AT PERIOD END):
Invested assets...........................  $3,775.5    $2,784.6    $1,833.2    $1,504.2    $  998.5
Total assets..............................  $5,032.0    $3,700.2    $2,519.3    $2,024.1    $1,442.3
Loans payable.............................        --    $  125.0    $  125.0    $  140.0    $  140.0
Corporation-obligated, mandatorily
  redeemable capital securities of
  subsidiary trusts holding solely parent
  debentures..............................  $  236.6    $  100.0          --          --          --
Shareholder's equity......................  $  816.1    $  373.8    $  290.1    $  279.3    $  194.9
OTHER FINANCIAL DATA (AS OF OR FOR THE
  PERIOD ENDED):
First year reinsurance premiums assumed...  $   81.5    $   61.3    $   38.2    $   22.6    $   19.3
Capital invested in Administrative
  Reinsurance(SM) transactions(1).........  $  178.0    $   85.1    $   32.0    $   35.9    $     --
Life insurance in force(2)................  $214,889    $148,986    $116,012    $ 91,283    $ 81,213
Statutory capital and surplus(2)..........  $  294.1    $  210.5    $  209.3    $  208.2    $  193.8

---------------
(1) Capital invested in Administrative Reinsurance transactions represents the sum of the consideration paid for life insurance in force acquired and the related capital to support the business.

(2) Amounts have been derived from the Annual Statements of Life Reassurance, REALIC, Mission Life, Capitol Bankers Life, AML and TexasRe, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices. For purposes of this presentation, capital and surplus are defined as statutory capital and surplus of Life Reassurance only, as its capital and surplus materially reflect that of Life Reassurance, REALIC and TexasRe, plus the Asset Valuation Reserve ("AVR") and the Interest Maintenance Reserve ("IMR") of Life Reassurance and REALIC.

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

     Life Re retrocedes portions of certain risks in excess of a predetermined retention amount for which it has accepted liability. From time to time, Life Re also has entered into quota share retrocessional agreements, and maintained catastrophe reinsurance to protect against catastrophic event risks. Failure of a retrocessionaire to honor its obligations could result in material losses to Life Re; to date, no such losses have occurred. No amounts due Life Re from its retrocessionaires were deemed uncollectible at December 31, 1998.

     In 1998, Life Re derived approximately 68% of its policy revenues from traditional life reinsurance, which includes ordinary and group life reinsurance. Ordinary life reinsurance policy revenues were derived under agreements with approximately 500 ceding companies and accounted for approximately 65% of total policy revenues. The agreements cover primarily new business to be written by the client and/or existing blocks of in force business. This business is predominately marketed directly by Life Re without the use of intermediaries. In 1998, 64 ceding companies each accounted for at least $1.0 million of ordinary life reinsurance policy revenues and in the aggregate represented approximately 95% of Life Re's ordinary life reinsurance policy revenues.

     Group life reinsurance accounted for approximately 3% of policy revenues in 1998. Group life reinsurance is written on a direct basis and generally is excess of loss and often includes experience rating provisions.

     Approximately 24% of 1998 policy revenues were derived from Administrative Reinsurance. This line of business involves the acquisition and administration of blocks of primary insurance policies (both interest sensitive and traditional) and annuity contracts and is expected to become an increasingly significant component of policy revenues in the future. This line of business also includes Life Re's reinsurance of automobile credit life and disability.

     Approximately 8% of Life Re's policy revenues were generated from group accident and health and special risk reinsurance in 1998. This business generally is written on an annual basis through reinsurance facilities which are managed by managing general underwriters. Generally the risks are shared by several reinsurers on a quota share basis. During 1997, Life Re withdrew from the group accident and health and special risk marketplace. Life Re previously had reduced or canceled certain pool participations, and effective January 1, 1997, retroceded 50% of its 1997 group accident and health and special risk reinsurance risks. For the year ended December 31, 1998, Life Re had $58.9 million of policy revenues related to group accident and health and special risk reinsurance, a reduction of 51% from the prior year. Life Re anticipates further declines of 80% in 1999 and policy revenues are expected to be minimal beyond 2000. Life Re expects no adverse financial impact from its withdrawal from this business.

Recent Transactions

     On December 1, 1998, Swiss Reinsurance Company ("Swiss Re") acquired in a merger transaction (the "Merger") all of the outstanding common shares of Life Re Corporation for $95.00 per share. Additionally, consideration equal to $95.00 less the exercise price was paid in exchange for the cancellation of all outstanding common stock options. The total cash purchase price was $1,801.2 million. Pursuant to the Merger, Life Re became a wholly owned indirect subsidiary of Swiss Re. Concurrently with the Merger, Life Re received a capital contribution of $207.6 million from Swiss Re and repaid all outstanding bank loans.

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

     During 1998 and 1997, Life Re completed several transactions through which it acquired blocks of insurance in force (collectively, the "Transactions"). The 1998 transactions were the acquisition of 100% of the common stock of Capitol Bankers Life Insurance Company, Mission Life Insurance Company, Lincoln Liberty Life Insurance Company, First Delaware Life Insurance Company, Atlas Life Insurance Company, Aristar Life Insurance Company and First Capital Life Insurance Company of Louisiana. In 1998, Life Re also entered into several indemnity reinsurance agreements and recaptured the 40% retroceded portion of a block of business assumed in 1997 in conjunction with Employers Reassurance Corporation from Allianz Life Insurance Company of North America ("Allianz"). The 1998 transactions represented assets acquired of approximately $850.0 million. The 1997 transactions, which were the 79% stock purchase of AML Acquisition Company, parent of American Merchants Life Insurance Company, a coinsurance agreement with UNUM Life Insurance Company of America and the coinsurance agreement with Employers Reassurance Corporation covering in force business of Allianz, together represented assets acquired of approximately $970.0 million. The assets received as a result of the Transactions consisted primarily of cash and high quality investments. The Transactions were accounted for under the purchase method of accounting, and therefore, results of operations include the effect of the Transactions only from their respective dates of acquisition. For

1998 and 1997, the Transactions contributed policy revenues totaling $94.0 million and $26.0 million, respectively, and approximately $65.3 million and $32.7 million, respectively, of investment income. Policy revenues and investment income related to the Transactions exclude the effects of the acquisition of REALIC and the reinsurance of automobile credit life and disability.

Results of Operations

     NET INCOME decreased by $81.9 million in 1998 to a loss of $32.4 million, compared with $49.5 million of income in 1997; in 1996, net income was $54.2 million. Included in the 1998 results were pretax costs related to the Merger of $107.4 million. Income taxes in excess of the statutory rate in 1998 resulted from the non-deductibility of certain of these costs. After-tax realized investment gains of $2.0 million and $2.9 million in 1998 and 1997, respectively, were also included in these results. In March 1996, Life Re realized a gain of $13.5 million from the sale of its equity investment in Nacolah Holding Corporation, parent of North American Company for Life and Health Insurance (see Note 6 of "Notes to Consolidated Financial Statements"). Life Re utilized existing tax net operating loss carryforwards to offset the taxes otherwise payable in connection with the gain and reversed an existing deferred tax valuation allowance, resulting in a tax benefit of $4.8 million.

     EARNINGS EXCLUDING REALIZED INVESTMENT GAINS AND AFTER-TAX MERGER COSTS increased by $15.5 million, or 33%, to $62.1 million in 1998 compared with $46.6 million in 1997 and $38.3 million in 1996. The increase in earnings experienced in 1998 and 1997 was due to higher volumes of ordinary life reinsurance in force and the Transactions, partially offset by a deterioration in accident and health morbidity experience.

     POLICY REVENUES by segment for the three year period are as follows:

                                                    1998      1997      1996
                                                   ------    ------    ------
                                                         (IN MILLIONS)
Ordinary and group life reinsurance..............  $480.1    $319.5    $292.2
Administrative Reinsurance.......................   170.6      49.6      19.2
Group accident and health and special risk
  reinsurance....................................    58.9     121.2     139.6
                                                   ------    ------    ------
                                                   $709.6    $490.3    $451.0
                                                   ======    ======    ======

     The growth in ordinary life reinsurance revenues largely was due to new reinsurance agreements entered into during the last three years. First year premiums totaled $77.8 million in 1998 and increased by 72% and 53% in 1998 and 1997, respectively. The ordinary life reinsurance in force lapse rate has ranged from 9-11% during the last three years.

     The growth in Administrative Reinsurance policy revenues was due to the Transactions and an increase in automobile credit reinsurance premiums.

     Group accident and health and special risk premiums decreased by $62.3 million in 1998 due to Life Re's aforementioned reduced participations and retrocession agreement. Due to Life Re's decision to exit the accident and health and special risk reinsurance business, it anticipates further declines in group accident and health and special risk premiums of 80% in 1999. Premiums are expected to be minimal beyond 2000. Growth in 1996 was due principally to increased participation in major medical and accident reinsurance pools and quota share arrangements.

     INVESTMENT INCOME increased by 55% in 1998 to $233.9 million and by 21% in 1997 to $151.0 million. These increases largely were due to the growth in invested assets resulting from the Transactions and the proceeds received from the issuance of common stock and Adjustable Conversion-rate Equity Security Units (see Financial Condition and Liquidity section). This rate of growth is dependent on new Administrative Reinsurance transactions and, to a lesser extent, new ordinary life reinsurance business. The weighted average portfolio yield rate (amortized cost basis) was 7.1% in 1998, 7.4% in 1997 and 7.8% in 1996. The decrease in the yield rate primarily is due to the investment of assets acquired from the Transactions at current rates.

     POLICY BENEFITS increased by 50% in 1998 and 3% in 1997. The increase in 1998 was due to the Transactions and higher volumes of ordinary life reinsurance business. The increase in 1997 was due to an increase in accident and health and special risk pool participations, the 1996 Transactions and the purchase of REALIC in July 1995. As a percentage of policy revenues, policy benefits were 72% in 1998 and 70% in 1997 and 74% in 1996. The increase in 1998 is largely attributable to higher morbidity in the group accident and health and special risk reinsurance lines of business. Contributing to the lower percentage in 1997 was a shift in the mix of ordinary life reinsurance business from excess to first dollar quota share reinsurance; under first dollar quota share reinsurance, typically a higher portion of the reinsurance premium funds acquisition costs and a lesser portion funds mortality costs. Partially offsetting the shift in the mix of ordinary reinsurance business in 1997 was a deterioration in group accident and health and special risk morbidity experience. The higher percentage in 1996 primarily was due to an increase in revenues generated under reinsurance treaties with no acquisition costs, coinsurance involving paid-up insurance and Administrative Reinsurance, which generally produces no new business and, therefore, generally has a higher ratio of benefits to policy revenues.

     ACQUISITION COSTS increased by 33% in 1998 and 27% in 1997. The increase in 1998 largely is due to the higher volumes of ordinary life business and the Transactions. The increase in 1997 reflects the higher volumes of ordinary life and group accident and health reinsurance business and the Transactions and, in addition, the aforementioned shift in the mix of ordinary reinsurance business from excess reinsurance to first dollar quota share reinsurance. As a percentage of policy revenues, policy acquisition costs were 27% in 1998, 29% in 1997 and 25% in 1996.

     INTEREST CREDITED TO POLICYHOLDER ACCOUNTS increased by 86% in 1998 and by 17% in 1997. These increases are attributable to Transactions as the majority of the policy benefit liabilities acquired in these transactions are interest sensitive.

     INTEREST EXPENSE decreased to $7.4 million in 1998 from $8.0 million in 1997 and $8.4 million in 1996. In 1998, interest expense decreased due to the repayment of bank loans on December 1, 1998. This decrease in 1997 was due to
(i) a decrease in the weighted average variable rate charged on outstanding debt, which decreased to 6.0% in 1997 from 6.2% in 1996 and (ii) a decrease in the outstanding principal balance to $125.0 million resulting from a first quarter 1996 repayment of $15.0 million.

     DISTRIBUTIONS ON CAPITAL SECURITIES of $15.2 million were incurred from the issuance in June 1997 of $100.0 million of 8.72% capital securities by a subsidiary trust and the issuance of 2,070,000 6.0% Adjustable Conversion-rate Equity Security Units in March 1998 by a subsidiary trust as further described in the Financial Condition and Liquidity section (also see Note 9 of the "Notes to Consolidated Financial Statements").

     OTHER OPERATING EXPENSES increased in 1998 and 1997 mainly due to i) administrative fees of third party administrators ("TPAs") incurred within Administrative Reinsurance due to the Transactions and ii) higher compensation costs. Administrative Reinsurance utilizes the services of TPAs to administer all of its business; accordingly, to the extent Life Re is successful in expanding Administrative Reinsurance, its operating expenses will continue to increase.

     MERGER COSTS of $107.4 million related primarily to severance and other compensation triggered by the Merger.

     The effective FEDERAL INCOME TAX rate was in excess of the statutory rate primarily due to the non-deductibility of certain compensation payments triggered by the sale of the Life Re.

FINANCIAL CONDITION AND LIQUIDITY

Investments

     Invested assets at fair value amounted to $3,775.5 million and $2,784.6 million at December 31, 1998 and 1997, respectively. The increase in invested assets in 1998 resulted from the Transactions and the issuance of common stock and Adjustable Conversion-rate Equity Security Units in March 1998. Net unrealized gains on invested assets totaled $102.9 million and $101.5 million at year end 1998 and 1997, respectively, and generally reflect the lower interest rate environment.

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

     Life Re's fixed maturity securities, which constituted 91%, or $3,417.7 million, of the total fair value of its invested assets as of December 31 1998, are predominantly investment grade, liquid securities with varying maturity dates. The fair value of such investments may vary depending on economic and market conditions, the level of interest rates and the perceived creditworthiness of the issuer.

     At December 31, 1998, approximately $95.1 million (at fair value), or less than 3%, of Life Re's invested assets consisted of below investment grade securities. Life Re generally limits its investments in fixed maturities that are rated below investment grade, as these investments are subject to a higher degree of credit risk than investment grade securities. Life Re closely monitors its below investment grade securities as well as the creditworthiness of the portfolio as a whole. When fair values decline for reasons other than changes in interest rates or other perceived temporary conditions, the security is written down to its net realizable value. In 1998, 1997 and 1996, Life Re wrote down the value of certain securities by $5.9 million, $2.6 million and $0.5 million, respectively. Life Re had no fixed maturities in default at December 31, 1998.

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

     At December 31, 1998, collateralized mortgage obligations and mortgage-backed pass-through securities represented approximately 14% of Life Re's invested assets. Certain of such investments may be subject to prepayment risk and, therefore, are susceptible to fluctuations in the level of interest rates. Prepayments of these investments did not have a material impact on Life Re's 1998 results of operations.

     During 1998, 1997 and 1996, proceeds from sales of fixed maturities amounted to $799.7 million, $301.0 million and $253.4 million, respectively. The net gains realized from such sales were $7.4 million, $7.3 million and $1.8 million for the respective periods. The majority of the 1998 and 1997 sales was attributable to the restructuring of portfolios acquired in connection with the Transactions.

     Real estate and mortgages (at cost) totaled $30.7 million at December 31, 1998 and were acquired as part of the Transactions. Mortgage loans comprise the majority of this amount.

Policy Benefit Liabilities

     Life Re's obligations for policy benefit liabilities increased by 30% and 45% during 1998 and 1997, respectively. These increases resulted from the Transactions and increased reinsurance of new and in force life insurance. Policy benefits consist of the present value of future benefits under traditional ordinary and group life insurance policies, account values under interest sensitive life and annuity contracts, group accident and health claim reserves, life claims payable and other miscellaneous liabilities. Through the Transactions, the relative proportion of interest sensitive and annuity policy benefit liabilities to the total has increased significantly and, at December 31, 1998, totaled approximately 60% of the policy benefits under life insurance contracts.

     Asset/liability management techniques are utilized by Life Re to minimize the risks associated with interest rate fluctuations. For interest sensitive policy benefits, Life Re seeks to invest in assets with equal durations while attaining a targeted rate of return. Life Re currently does not engage in hedging transactions to mitigate the effects of interest rate fluctuations.

Debt, Capital Securities and Shareholder's Equity

     On December 1, 1998, as part of the acquisition of the Company by Swiss Re, the bank loans of $125.0 million were repaid.

     On June 6, 1997, Life Re completed a private placement under Rule 144A of the Securities Act of 1933, as amended, of $100.0 million of 8.72% capital securities of Life Re Capital Trust I ("Trust I"), a subsidiary of Life Re. Distributions are cumulative and payable in arrears beginning December 15, 1997. The securities have a maturity date of June 15, 2027 and may be redeemed at any time on or after June 12, 2007. Payments on the securities are fully and unconditionally guaranteed by Life Re. The securities have an effective interest rate of 8.75%. The assets of the Trust I consist of junior subordinated debentures issued by Life Re which have terms that parallel the terms of the capital securities.

     On March 17, 1998 Life Re completed two separate public offerings in which it sold 3,500,000 shares of common stock, and 2,070,000 6.0% Adjustable Conversion-rate Equity Security Units issued through Life Re Capital Trust II ("Trust II") (the "Units"), (together, the "Offerings"). Life Re realized net proceeds of approximately $352 million from the Offerings. The Units consist of a stock purchase contract (the "Contract") and Quarterly Income Preferred Securities ("QUIPS"). Distributions on the QUIPS are cumulative, accrue from the first date of issuance of the QUIPS and are payable at a stipulated annual rate on a quarterly basis in arrears on a predetermined payment date. The QUIPS have a maturity of March 15, 2003 and are subject to a put option exercisable by the QUIPS holder on either March 15, 2001 or June 15, 2001. As a result of the Merger, the aggregate payment to Unit holders (net of the amount paid by Unit holders to the Company under the Contracts) will be approximately $24.6 million.

     Shareholder's equity increased by $442.3 million to $816.1 million at December 31, 1998 from $373.8 million at December 31, 1997 primarily as a result of the issuance of common stock for $219.1 million, a capital contribution of $207.6 million and a tax benefit $56.4 million, partially offset by a net loss of $32.4 million, common shareholder dividends of $7.2 million, issuance costs of Trust II securities of $3.4 million and an unrealized loss of $1.3 million.

     Dividends paid to common shareholders were $.45 per share in 1998, $.52 per share in 1997 and $.40 per share in 1996.

Liquidity

     Sources of liquidity are available to Life Re in the form of cash and short-term investments and, if necessary, the sale of invested assets. Life Re may enter into reverse repurchase agreements to fund short-term cash needs. Additionally, Life Re believes that it has a significant source of capital and liquidity from its ultimate parent, Swiss Reinsurance Company. In addition to its capital securities distribution obligations, Life Re's financial obligations consist of policy benefit and acquisition costs, taxes and general operating expenses. During the next twelve months, management believes these obligations will be adequately provided for by policy revenues and investment income.

     The primary sources of funds for Life Re Corporation (the "Parent") consist of dividends and surplus debenture interest payments from TexasRe, which are further funded by dividends from LRCA to TexasRe. The ability of the Parent to make distributions on capital securities is ultimately dependent on the statutory earnings and surplus of its subsidiaries. The following table shows surplus debenture interest payments and dividends received by the Parent for the last three years as well as dividends available for payment in that year without prior approval of state regulatory authorities, and dividends paid to TexasRe for the last three years as well as dividends available for payment to TexasRe in that year without prior approval of state regulatory authorities:

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                       1998      1997      1996
                                                      ------    ------    ------
                                                            (IN MILLIONS)
Surplus debentures interest.........................  $ 9.2     $10.0     $10.0
Dividends received from TexasRe.....................             16.3      12.1
                                                      -----     -----     -----
                                                      $ 9.2     $26.3     $22.1
                                                      =====     =====     =====
Dividends available for payment by TexasRe..........  $12.6     $16.3     $27.1
                                                      =====     =====     =====
Dividends paid to TexasRe by LRCA...................  $ -0-     $23.2     $14.9
                                                      =====     =====     =====
Dividends available for payment by LRCA.............  $17.4     $23.2     $34.8
                                                      =====     =====     =====

     The unpaid principal amount of the surplus debentures at December 31, 1998 was $160.5 million. The interest rate payable under the terms of the surplus debentures is 5.42%.

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

     Purchases and sales of fixed maturities increased substantially in 1998 and 1997 due primarily to restructuring of portfolios related to the Transactions. The completion of these types of transactions generally produces a cash outlay for acquisitions and a net cash inflow upon reinsurance of insurance in force. Financing cash flows include debt prepayments of $15.0 million in 1996. Withdrawals from annuity and interest sensitive life insurance contracts totaled $174.4 million in 1998 compared to $108.6 million in 1997 due to increased volumes of business resulting from the Transactions and an increase in the related rate of lapsation.

IMPACT OF YEAR 2000

     Life Re has completed its comprehensive review of its computer systems which could be affected by year 2000 processing issues. All of Life Re's core, or mission-critical, systems were year 2000 compliant at December 1998. Other non-core systems are planned to be compliant by June 1999. The costs associated with these efforts is not expected to exceed $1.0 million.

     The computer systems of Life Re's third party administrators are or are in the process of becoming year 2000 compliant. Life Re is in the process of reviewing the third party administrators systems to ensure such compliance. Generally, the costs associated with these efforts are being borne by the third party administrators and the costs associated with this review are anticipated to be immaterial.

     Life Re has sent questionnaires to its ceding company clients to determine the extent to which data received and utilized by Life Re is vulnerable to those third parties failure to remediate their own year 2000 issues. Life Re has received responses from a significant number of these clients and is in the process of evaluating the information. There is no guarantee that the systems of other companies on which Life Re may rely for data will be timely converted and would not have an adverse effect on analyses and reports that utilize that data. However, Life Re believes its own systems and processes mitigate the risk that ceding companies year 2000 noncompliance would have a material adverse effect on its operations.

     Life Re currently has no formal contingency plans in place in the event it does not complete all phases of Year 2000 compliance due to its expectation of completing all phases. However, should Life Re not complete all associated compliance work, Life Re would use estimating techniques based on available historical data to bill reinsurance premiums and record policy benefits and acquisition costs on business affected by this noncompliance. However, there can be no assurance that noncompliance would not have a material adverse impact on Life Re's operations.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk relates, broadly, to changes in the value of financial instruments that arise from adverse movements in interest rates, equity prices and foreign exchange rates. Life Re is exposed principally to changes in interest rates that offset the market prices of its fixed maturities. Life Re's exposure to changes in equity prices and foreign currency exchange rates is immaterial.

Interest Rate Risk

     Life Re could experience economic losses if it were required to liquidate fixed income securities during periods of rising and/or volatile interest rates. However, Life Re attempts to mitigate its exposure to adverse interest rate movements through a combination of active portfolio management, asset/liability duration matching exercises, and by staggering the maturities of its fixed income investments to assure sufficient liquidity to meet its obligations and to address reinvestment risk considerations.

     Asset/liability management techniques are utilized by Life Re to minimize the risks associated with interest rate fluctuations. For interest sensitive contracts, Life Re seeks to invest in assets with equal durations while attaining a targeted rate of return. Life Re currently does not engage in hedging transactions to mitigate the effects of interest rate fluctuations.

Sensitivity Analysis

     Life Re regularly conducts various analyses to gauge the financial impact of changes in interest rates on its financial condition. The ranges selected in these analyses reflect management's assessment as being reasonably possible over the succeeding twelve month period. The magnitude of changes modeled in the accompanying analyses should, in no manner, be construed as a prediction of future economic events, but rather, be treated as a simple illustration of the potential impact of such events on Life Re's consolidated financial results.

     The sensitivity analysis of interest rate risk assumes an instantaneous shift in market interest rates in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels at December 31, 1998, and with all other variables held constant. A 100 and 200 basis point increase in market interest rates would result in a pre-tax decrease in the market value of Life Re's fixed maturity securities of $89.1 million and $284.6 million, respectively. Similarly, a 100 and 200 basis point decrease in market interest rates would result in a pre-tax increase in the market value of Life Re's fixed maturity securities of $338.9 million and $589.4 million.

     The following table reflects the estimated effects on the market value of Life Re's fixed maturity securities due to an increase in interest rates of 100 basis points. All of Life Re's fixed maturity securities have been categorized as other than trading (available for sale) in accordance with Statement of Financial Accounting Standard No. 115.

                                                                     INTEREST RATE
DECEMBER 31, 1998                                    MARKET VALUE        RISK
-----------------                                    ------------    -------------
Fixed maturity securities..........................   $3,417,736       $(89,070)

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE
                      LIFE RE CORPORATION AND SUBSIDIARIES

                                                              PAGE
                                                              -----
FINANCIAL STATEMENTS
  Report of Management......................................     24
  Report of Independent Auditors............................     25
  Consolidated Balance Sheets at December 31, 1998 and
     1997...................................................     26
  Consolidated Statements of Operations and Comprehensive
     Income for the years ended December 31, 1998, 1997 and
     1996...................................................     27
  Consolidated Statements of Changes in Shareholder's Equity
     for the years ended December 31, 1998, 1997 and 1996...     28
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996.......................     29
  Notes to Consolidated Financial Statements................  30-45

FINANCIAL STATEMENT SCHEDULE
  Schedule II Condensed Financial Information of
     Registrant.............................................  46-48
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

JACQUES E. DUBOIS
Chairman and
Chief Executive Officer

ALAN D. HEAD
Vice President and
Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Life Re Corporation

     We have audited the accompanying consolidated balance sheets of Life Re Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Life Re Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Stamford, Connecticut
March 1, 1999

                      LIFE RE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                                   (IN THOUSANDS,
                                                                 EXCEPT SHARE DATA)
                                        ASSETS
Fixed maturities -- at fair value (amortized cost:
  $3,225,921 and $2,243,423, respectively)..................  $3,320,814    $2,335,795
Equity securities -- at fair value (cost: $56,273 and
  $25,171, respectively)....................................      57,437        26,775
Assets held by ceding company under reinsurance treaty -- at fair value (amortized cost: $94,307 and $101,767,
  respectively).............................................     101,182       109,266
Mortgage loans and real estate..............................      30,650        12,007
Short-term investments......................................      82,316       166,801
Policy loans................................................     183,062       133,986
                                                              ----------    ----------
          Total investments.................................   3,775,461     2,784,630
Cash........................................................      26,408        16,797
Accrued investment income...................................      65,060        43,378
Policy revenues receivable..................................     218,074       158,560
Amounts receivable on reinsurance ceded.....................     365,460       347,828
Deferred acquisition costs..................................     532,702       325,570
Other assets................................................      48,852        23,479
                                                              ----------    ----------
          Total assets......................................  $5,032,017    $3,700,242
                                                              ==========    ==========
                                     LIABILITIES
Policy benefits.............................................  $3,728,270    $2,871,243
Acquisition costs payable...................................      67,084        54,247
Amounts due on reinsurance ceded............................      53,194        55,085
Other liabilities...........................................     130,702       120,877
Loans payable...............................................                   125,000
                                                              ----------    ----------
          Total liabilities.................................   3,979,250     3,226,452
                                                              ----------    ----------
Corporation-obligated, mandatorily redeemable capital
  securities of subsidiary trusts holding solely parent
  debentures................................................     236,620       100,000
                                                              ----------    ----------
                                 SHAREHOLDER'S EQUITY
Preferred stock (1998: par value $.01 per share; authorized, issued and outstanding 100 shares)
Common stock (1998: par value $.01 per share; authorized,
  issued and outstanding 1,000 shares -- 1997: par value
  $.001 per share; authorized 40,000,000 shares; issued
  15,835,785 shares)........................................                        16
Paid in capital.............................................     546,428       111,337
Accumulated other comprehensive income......................      60,072        61,416
Retained earnings...........................................     209,647       249,297
Treasury stock -- at cost (-0- and 2,205,223 shares,
  respectively).............................................                   (48,276)
                                                              ----------    ----------
          Total shareholder's equity........................     816,147       373,790
                                                              ----------    ----------
          Total liabilities and shareholder's equity........  $5,032,017    $3,700,242
                                                              ==========    ==========

 The accompanying notes are an integral component of the consolidated financial statements.

                      LIFE RE CORPORATION AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
REVENUES
  Policy revenues..........................................  $709,590    $490,278    $450,992
  Investment income........................................   233,947     150,960     124,340
  Realized investment gains................................     3,101       4,514      17,210
                                                             --------    --------    --------
          Total revenues...................................   946,638     645,752     592,542
                                                             --------    --------    --------
BENEFITS AND EXPENSES
  Policy benefits..........................................   513,098     341,044     332,476
  Acquisition costs........................................   188,494     142,144     111,933
  Interest credited to policyholder accounts...............    75,524      40,647      34,637
  Interest expense.........................................     7,350       7,997       8,356
  Distributions on corporation-obligated, mandatorely
     redeemable capital securities of subsidiary trusts
     holding solely parent debentures......................    15,187       4,970
  Other operating expenses.................................    48,024      32,726      29,049
  Merger costs.............................................   107,379
                                                             --------    --------    --------
          Total benefits and expenses......................   955,056     569,528     516,451
                                                             --------    --------    --------
  Income (loss) before federal income taxes................    (8,418)     76,224      76,091
  Provision for federal income taxes.......................    24,003      26,678      21,890
                                                             --------    --------    --------
NET INCOME (LOSS)..........................................   (32,421)     49,546      54,201
Other comprehensive income (loss), net of provision
  (benefit) for federal income taxes:
  Unrealized appreciation (depreciation) of securities.....      (726)     39,635     (21,281)
  Unrealized gains of prior periods realized in the current
     period................................................      (618)     (3,073)     (3,268)
                                                             --------    --------    --------
  Net unrealized appreciation (depreciation) of
     securities............................................    (1,344)     36,562     (24,549)
                                                             --------    --------    --------
COMPREHENSIVE INCOME (LOSS)................................  $(33,765)   $ 86,108    $ 29,652
                                                             ========    ========    ========

 The accompanying notes are an integral component of the consolidated financial statements.

                      LIFE RE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                                                                      YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                  1998          1997          1996
                                                              ------------   -----------   -----------
                                                                  (IN THOUSANDS EXCEPT SHARE DATA)
                                                                              AMOUNTS
COMMON STOCK AND PAID IN CAPITAL
  Balance, beginning of year................................  $    111,353   $   105,242   $   101,598
  Issuance of common stock..................................       219,119
  Capital contribution......................................       207,600
  Issuance costs of capital securities......................        (3,443)
  Retirement of treasury stock..............................       (48,968)
  Exercises of stock options................................         3,737         2,921         3,464
  Federal income tax benefit related to stock options and
    stock grants............................................        56,433         2,331
  Reductions of employee stock loans........................           559           369           180
  Other.....................................................            38           490            --
                                                              ------------   -----------   -----------
  Balance, end of year......................................       546,428       111,353       105,242
                                                              ------------   -----------   -----------
ACCUMULATED OTHER COMPREHENSIVE INCOME
  Balance, beginning of year................................        61,416        24,854        49,403
  Net unrealized appreciation (depreciation) of
    securities..............................................        (1,344)       36,562       (24,549)
                                                              ------------   -----------   -----------
  Balance, end of year......................................        60,072        61,416        24,854
                                                              ------------   -----------   -----------
RETAINED EARNINGS
  Balance, beginning of year................................       249,297       206,822       158,075
  Net income (loss).........................................       (32,421)       49,546        54,201
  Common stock dividends....................................        (7,229)       (7,071)       (5,454)
                                                              ------------   -----------   -----------
  Balance, end of year......................................       209,647       249,297       206,822
                                                              ------------   -----------   -----------
TREASURY STOCK
  Balance, beginning of year................................       (48,276)      (46,807)      (29,763)
  Treasury stock acquired...................................          (692)       (1,469)      (17,044)
  Retirement of treasury stock..............................        48,968
                                                              ------------   -----------   -----------
  Balance, end of year......................................           -0-       (48,276)      (46,807)
                                                              ------------   -----------   -----------
TOTAL SHAREHOLDER'S EQUITY..................................  $    816,147   $   373,790   $   290,111
                                                              ============   ===========   ===========

                                                                               SHARES
PREFERRED STOCK
  Balance, beginning of year................................           -0-
  Issuance of preferred stock...............................           100
                                                              ------------
  Balance, end of year......................................           100
                                                              ============
COMMON STOCK ISSUED
  Balance, beginning of year................................    15,835,785    15,700,935    15,531,310
  Exercises of stock options................................       166,650       134,850       169,625
  Issuance of common stock..................................     3,500,000
  Retirement of treasury stock..............................    (2,215,906)
  Conversion of common stock................................   (17,285,529)
                                                              ------------   -----------   -----------
  Balance, end of year......................................         1,000    15,835,785    15,700,935
                                                              ------------   -----------   -----------
TREASURY STOCK
  Balance, beginning of year................................    (2,205,223)   (2,172,769)   (1,557,969)
  Treasury stock acquired...................................       (10,683)      (32,454)     (614,800)
  Retirement of treasury stock..............................     2,215,906
                                                              ------------   -----------   -----------
  Balance, end of year......................................           -0-    (2,205,223)   (2,172,769)
                                                              ------------   -----------   -----------
COMMON STOCK OUTSTANDING....................................         1,000    13,630,562    13,528,166
                                                              ============   ===========   ===========

 The accompanying notes are an integral component of the consolidated financial statements.

                      LIFE RE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                         -------------------------------------
                                                            1998          1997         1996
                                                         -----------    ---------    ---------
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES
Income (loss) before federal income taxes..............  $    (8,418)   $  76,224    $  76,091
Adjustments to reconcile income (loss) before federal
  income taxes to net cash provided (used) by operating
  activities:
  Change in accrued investment income..................      (12,901)      (2,751)      (2,815)
  Change in policy revenues receivable, net............      (17,400)     (16,771)     (13,373)
  Change in policy benefits............................       65,756      (10,605)      51,063
  Change in reinsurance ceded balances.................       (5,553)      19,447        4,769
  Interest credited to policyholder accounts...........       75,524       39,492       34,637
  Fees and charges deducted from policyholder
     accounts..........................................      (77,671)     (35,918)     (29,636)
  Deferral of acquisition costs........................      (76,120)     (56,576)     (37,410)
  Amortization of acquisition costs, net of interest
     accretion.........................................       47,486       20,396       16,852
  Net realized gains on investments....................       (3,101)      (4,514)     (17,210)
  Depreciation and amortization........................        6,878        1,799        1,095
  Other................................................       25,041       19,964        5,411
                                                         -----------    ---------    ---------
          Net cash provided by operations..............       19,521       50,187       89,474
  Federal income taxes recovered (paid)................      (25,737)       2,354      (13,500)
                                                         -----------    ---------    ---------
          Net cash provided (used) by operating
            activities.................................       (6,216)      52,541       75,974
                                                         -----------    ---------    ---------
INVESTING ACTIVITIES
Purchases of fixed maturities..........................   (1,358,427)    (528,191)    (433,608)
Purchases of equity securities.........................      (30,948)      (4,202)     (17,200)
Sales of fixed maturities..............................      799,666      301,020      253,408
Maturities of fixed maturities.........................      158,557       78,617       78,259
Sales or redemptions of equity securities..............        2,987          902       26,808
Change in short-term investments, policy loans and
  other investments....................................      294,851     (134,347)      18,441
Cash received (paid) in connection with acquisitions
  and reinsurance transactions, net....................     (181,857)     212,960       63,365
Other, net.............................................       (1,462)      (2,491)        (829)
                                                         -----------    ---------    ---------
          Net cash used by investing activities........     (316,633)     (75,732)     (11,356)
                                                         -----------    ---------    ---------
FINANCING ACTIVITIES
Purchases of common stock for treasury.................         (692)        (956)     (16,861)
Proceeds from exercises of common stock options........        3,737        2,921        3,570
Issuance of stock......................................      219,120
Capital contribution...................................      207,600
Issuance of corporation-obligated, mandatorily
  redeemable capital securities of subsidiary trusts
  holding solely parent debentures, net of issuance
  costs................................................      133,177       98,803
Loan principal repayments..............................     (125,000)                  (15,000)
Dividends on common stock..............................       (7,229)      (7,071)      (5,454)
Deposits to policyholder accounts......................       76,196       48,595       45,092
Withdrawals from policyholder accounts.................     (174,449)    (108,641)     (74,691)
Other..................................................           --           --            7
                                                         -----------    ---------    ---------
          Net cash provided (used) by financing
            activities.................................      332,460       33,651      (63,337)
                                                         -----------    ---------    ---------
Increase in cash.......................................        9,611       10,460        1,281
Cash, beginning of year................................       16,797        6,337        5,056
                                                         -----------    ---------    ---------
Cash, end of year......................................  $    26,408    $  16,797    $   6,337
                                                         ===========    =========    =========

 The accompanying notes are an integral component of the consolidated financial statements.

                      LIFE RE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

1.  BASIS OF PRESENTATION AND NATURE OF BUSINESS

     The accompanying consolidated financial statements of Life Re Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated. All dollar amounts are reported in thousands unless otherwise indicated.

     On December 1, 1998, the Company was acquired by Swiss Reinsurance Company ("Swiss Re") in a merger transaction (the "Merger") (Note 3). As is permitted in certain circumstances, the cost of the Merger was not "pushed down" to establish a new accounting basis for the Company. Accordingly, the accompanying financial statements reflect the Company's historical cost basis.

Business

     The Company's business, which is conducted through its principal wholly owned life insurance subsidiaries, Life Reassurance Corporation of America ("LRCA") and Reassure America Life Insurance Company ("REALIC") and its 79% owned subsidiary, American Merchants Life Insurance Company ("AML"), consists of three segments: traditional life reinsurance, Administrative Reinsurance(SM) and group accident and health and special risk reinsurance. Traditional life reinsurance primarily involves the transfer to the Company of mortality risks on insurance products from primary (or ceding) insurers of ordinary and group life policies. Substantially all of the traditional life reinsurance business is marketed directly by the Company without the use of intermediaries. Administrative Reinsurance involves the acquisition of blocks of life insurance and/or annuity contracts in force. The Company obtains its Administrative Reinsurance business through purchases of life insurance companies and also through indemnity coinsurance and assumption reinsurance agreements with ceding insurers. The Company also assumes responsibility for policy administration of the business obtained from these transactions which it outsources to third party administrators.

     Group accident and health and special risk reinsurance, involving the reinsurance of medical expenses, disability income, accidental death and catastrophic loss coverage, is conducted primarily through participation in reinsurance pools. In 1997, the Company decided to withdraw from the group accident and health and special risk reinsurance business and, since October 1997, has ceased to renew or accept new pool participations and has also ceased direct marketing activity.

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

     Fixed maturities, consisting of bonds and redeemable preferred stocks, and equity securities, consisting of common and nonredeemable preferred stocks, are classified as available for sale and are reported at fair value. Unrealized gains and losses on available for sale securities are recorded as other comprehensive income. These amounts are net of deferred income taxes and a valuation adjustment which represents the change in amortization of deferred acquisition costs that would have been recorded as a charge or credit to operations had the relating unrealized gains or losses been realized.

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

Stock Options

     Prior to their cancellation (Note 3), the Company accounted for its stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Under APB 25, the Company did not incur any expense from the issuance of stock options because the exercise price of the option equaled the market price of the underlying stock on the date of grant.

Earnings Per Share

     Earnings per share are not required to be presented in the financial statements of wholly owned subsidiaries.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). The Company does not expect the implementation of SFAS 133 will have a significant impact on its financial statements.

3.  MERGER

     On December 1, 1998, Swiss Re acquired all of the outstanding common shares of Life Re Corporation for $95.00 per share. Additionally, consideration equal to the excess of $95.00 over the exercise price of each option was paid in exchange for the cancellation of all outstanding common stock options. The total cash purchase price was $1,801,151. Pursuant to the Merger, the Company became a wholly owned indirect subsidiary of Swiss Re. Costs incurred by the Company related to the Merger, primarily severance payments to certain executives and employees and compensation arrangements triggered by the Merger, are separately stated in the consolidated statement of operations and comprehensive income. Concurrently with the Merger, the Company received a capital contribution of $207,600 from Swiss Re and repaid all outstanding bank loans.

4.  ACQUISITIONS AND REINSURANCE TRANSACTIONS

     The following table summarizes the acquisitions and in force reinsurance transactions completed by the Company during the three years ended December 31, 1998. These transactions were accounted for as purchases and therefore results of operations include their effects only from their respective dates of acquisition. Significant transactions are further discussed below.

                                                 YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                               1998        1997        1996
                                             --------    --------    --------
Fair value of assets acquired..............  $670,110    $901,632    $360,372
Deferred acquisition costs.................   180,950      71,040      31,993
                                             --------    --------    --------
Total assets acquired......................  $851,060    $972,672    $392,365
                                             ========    ========    ========
Fair value of liabilities assumed..........  $851,060    $972,672    $392,365
                                             ========    ========    ========

     Effective June 30, 1998, the Company acquired, for a purchase price of $70,834, 100% of the common stock of Capitol Bankers Life Insurance Company ("Capitol Bankers"), an indirect subsidiary of The Manufacturers Life Insurance Company. The fair values of the assets acquired and liabilities assumed were approximately $183,148 and $118,210, respectively.

     During 1998, the Company acquired, and merged into REALIC, Atlas Life Insurance Company and Aristar Life Insurance Company. The purchase price of these companies was $29,338 and $22,890, respectively. Together they had assets at fair value of $240,200 and liabilities of $188,241.

     Effective February 28, 1998, the Company acquired, for a purchase price of $61,596, 100% of the common stock of Mission Life Insurance Company ("Mission"). The fair values of assets acquired and liabilities assumed were $258,982 and $199,586, respectively. Effective December 22, 1998, Mission acquired, for a purchase price of $17,552, 100% of the common stock of First Capital Life Insurance Company of Louisiana with assets at fair value of $85,364 and liabilities of $67,812. The primary business of these companies is insurance for final expenses. The Company also acquired a 20% interest in Mission Life Insurance Company of America which writes this type of business, substantially all of which is reinsured by the Company.

     On September 30, 1997, the Company acquired a 79% interest in AML through the purchase of 79% of the common stock of AML's parent company, AML Acquisition Company, for a purchase price of $13,034. In conjunction with the purchase, the Company repaid $9,800 of long-term debt of AML Acquisition Company. The assets acquired had a fair value of $145,268 and the liabilities assumed aggregated $132,234.

     Effective April 1, 1998, the Company acquired, for a purchase price of $46,600, 100% of the common stock of Lincoln Liberty Life Insurance Company and First Delaware Life Insurance Company from First Lincoln Holdings, Inc. and merged them into AML. The combined fair values of the assets acquired and the liabilities assumed were $242,196 and $195,472, respectively.

     During 1996, the Company acquired and merged into REALIC three life insurance companies with assets at fair value of $302,409 and liabilities of $263,267. The total purchase price was $39,142.

     During 1998, the Company entered into several indemnity reinsurance agreements pursuant to which the Company acquired existing blocks of in force business with liabilities for future policy benefits amounting to $50,199.

     Effective December 30, 1997, the Company entered into an indemnity reinsurance agreement to coinsure 60% of a block of life insurance policies and annuity contracts coinsured by Employers Reassurance Corporation ("ERAC") from Allianz Life Insurance Company of North America. The Company simultaneously retroceded to ERC Life Insurance Company ("ERC Life"), a subsidiary of ERAC, on a modified coinsurance basis, 67% of the business assumed. The Company recorded a liability for policy benefits aggregating $683,345 and received assets, primarily fixed maturities, with a fair value of $652,019. The Company is required to maintain assets in a trust at least equal to the statutory reserves reinsured. The trust assets are managed by the Company's primary investment manager and are included in total investments in the accompanying balance sheet. The Company administers the entire block using a third party administrator. During 1998, the Company recaptured the business retroceded to ERC Life.

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

     On March 4, 1999, the Company announced that it has entered into an agreement to acquire 100% of the common stock of Royal Maccabees Life Insurance Company and its wholly owned subsidiary, Royal Life Insurance Company of New York (collectively "Royal"), from Royal Sun Alliance Group plc for approximately $380,000. Royal has statutory assets of approximately $2,600,000. Its business consists primarily of individual and group life, annuities and disability income contracts. The transaction, which is subject to regulatory and other approvals, is expected to close during the second or third quarter of 1999.

     In December 1998, the Company entered into an agreement, subject to regulatory approval, to acquire 100% of LSL Financial Corporation, parent of Lone Star Life Insurance Company ("Lone Star Life"), for approximately $49,000. As of December 31, 1998, Lone Star Life had statutory assets of approximately $528,000 and capital and surplus of approximately $35,000. Its business consists principally of individual disability income and individual life insurance contracts. This transaction is expected to close in the first quarter of 1999.

5.  POLICY REVENUES AND ACQUISITION COSTS

     Policy revenues are as follows:

                                                      YEARS ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 1998           1997           1996
                                             ------------   ------------   ------------
Ordinary life reinsurance..................  $    463,005   $    304,198   $    268,902
Group life reinsurance.....................        17,102         15,206         23,213
Group accident and health and special risk
  reinsurance..............................        58,947        121,241        139,653
Administrative Reinsurance.................       170,536         49,633         19,224
                                             ------------   ------------   ------------
          Total policy revenues............  $    709,590   $    490,278   $    450,992
                                             ============   ============   ============
Policy revenues by type are as follows:
Short-term accident and health insurance
  Assumed..................................  $    208,101   $    271,142   $    179,549
  Ceded....................................      (130,212)      (139,000)       (39,329)
                                             ------------   ------------   ------------
          Net short-term accident and
            health policy revenues.........        77,889        132,142        140,220
                                             ------------   ------------   ------------
Percentage of amount assumed to net........           267%           205%           128%
Short-term life insurance
  Assumed..................................        80,515         92,140         53,164
  Ceded....................................       (52,771)       (70,797)       (29,517)
                                             ------------   ------------   ------------
          Net short-term life policy
            revenues.......................        27,744         21,343         23,647
                                             ------------   ------------   ------------
Percentage of amount assumed to net........           290%           432%           225%
Long-term life insurance
  Primary..................................        91,076         32,385         19,521
  Assumed..................................       595,452        371,061        331,282
  Ceded....................................       (82,571)       (66,653)       (63,678)
                                             ------------   ------------   ------------
          Net long-term life policy
            revenues.......................       603,957        336,793        287,125
                                             ------------   ------------   ------------
Percentage of amount assumed to net........            99%           110%           115%
          Total policy revenues............  $    709,590   $    490,278   $    450,992
                                             ============   ============   ============
Percentage of amount assumed to net........           125%           129%           125%
Life insurance in force
  Primary..................................  $  8,489,000   $  5,257,000   $  4,519,000
  Assumed..................................   212,053,000    152,346,000    111,493,000
  Ceded....................................   (23,798,000)   (28,694,000)   (19,679,000)
                                             ------------   ------------   ------------
          Net life insurance in force......  $196,744,000   $128,909,000   $ 96,333,000
                                             ============   ============   ============
Percentage of amount assumed to net........           108%           118%           116%

     Changes in deferred acquisition costs are as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1998       1997       1996
                                                       --------   --------   --------
Balance, beginning of year...........................  $325,570   $223,972   $166,424
Acquisitions and in force reinsurance transactions...   180,950     71,040     31,993
Capitalization of costs of acquiring new business....    76,120     56,576     37,410
Interest accretion...................................    26,718     18,508     15,888
Amortization.........................................   (74,204)   (38,904)   (32,740)
Amortization related to realized gains...............       352       (118)        --
Valuation adjustment for unrealized (gains) losses...    (2,804)    (5,504)     4,997
                                                       --------   --------   --------
Balance, end of year.................................  $532,702   $325,570   $223,972
                                                       ========   ========   ========

     Deferred acquisition costs are amortized with interest at rates ranging from 5.3% to 8.7% except for the amount attributable to the acquisition of LRCA which is amortized with interest at 15%. The percentage of deferred acquisition costs which is expected to be amortized in each of the next five years is 14.2%, 13.0%, 11.8%, 10.8%,and 10.2% and the percentage expected to be amortized in each of the next five years, net of interest accretion, is 7.9%, 7.2%, 6.5%, 6.0%, and 5.7%.

6.  INVESTMENTS

     Securities with a fair value of $101,182 at December 31, 1998 are owned by a ceding company and held in a dedicated portfolio in conjunction with an indemnity reinsurance agreement. Under the terms of the agreement, investment income, realized gains and losses and all other risks and rewards of ownership of the assets in the portfolio inure to the benefit or detriment of the Company. Accordingly, these assets, consisting of $96,922 of fixed maturities and $1,018 of equity securities classified as available for sale and $3,242 of short-term investments at December 31, 1998, have been included as investments in the accompanying balance sheet. The portfolio is managed by the Company's primary investment advisor under guidelines approved by both parties to the reinsurance agreement, subject to the requirement that the statutory carrying value of the assets in the dedicated portfolio must be maintained by the Company in an amount at least equal to the statutory reserves on the reinsured business.

     Securities with a fair value of $146,550 at December 31, 1998 were on deposit with various governmental insurance regulatory agencies to comply with applicable insurance laws.

     Net unrealized appreciation of available for sale securities is as follows:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
Net unrealized gains on securities.....................  $102,932    $101,475
Deferred federal income tax on net unrealized gains....    36,026      35,357
                                                         --------    --------
     Net unrealized gains..............................    66,906      66,118
                                                         --------    --------
Adjustment to deferred acquisition costs on annuities
  and interest sensitive life insurance products.......    (9,816)     (7,012)
Deferred federal income tax benefit on adjustment......    (3,435)     (2,454)
                                                         --------    --------
     Net adjustment....................................    (6,381)     (4,558)
                                                         --------    --------
Minority interest in net unrealized appreciation of
  securities...........................................      (453)       (144)
                                                         --------    --------
     Net unrealized appreciation of securities.........  $ 60,072    $ 61,416
                                                         ========    ========

     The amortized cost, unrealized gains and losses and estimated fair values of available for sale securities are as follows (see Note 2 for a discussion of the fair value of financial instruments):

                                                         GROSS        GROSS
                                          AMORTIZED    UNREALIZED   UNREALIZED      FAIR
DECEMBER 31, 1998                            COST        GAINS        LOSSES       VALUE
-----------------                         ----------   ----------   ----------   ----------
Fixed maturities:
  U.S. government obligations...........  $   46,256    $  1,405     $    98     $   47,563
  Foreign government obligations........      71,032       5,356       3,228         73,160
  Public utilities......................     270,982      20,711       1,363        290,330
  Corporate securities..................   2,426,750      90,977      28,227      2,489,500
  Mortgage-backed securities............     499,243      17,024         833        515,434
  Redeemable preferred stock............       1,723          26                      1,749
                                          ----------    --------     -------     ----------
                                           3,315,986     135,499      33,749      3,417,736
Equity securities.......................      57,273       1,187           5         58,455
                                          ----------    --------     -------     ----------
                                          $3,373,259    $136,686     $33,754     $3,476,191
                                          ==========    ========     =======     ==========

                                                         GROSS        GROSS
                                          AMORTIZED    UNREALIZED   UNREALIZED      FAIR
DECEMBER 31, 1997                            COST        GAINS        LOSSES       VALUE
-----------------                         ----------   ----------   ----------   ----------
Fixed maturities:
  U.S. government obligations...........  $   31,910    $    583      $    5     $   32,488
  Foreign government obligations........      68,278       3,693         684         71,287
  Public utilities......................     215,656      14,635         155        230,136
  Corporate securities..................   1,559,850      71,918       7,248      1,624,520
  Mortgage-backed securities............     461,545      17,085         560        478,070
  Redeemable preferred stock............       5,825         575           3          6,397
                                          ----------    --------      ------     ----------
                                           2,343,064     108,489       8,655      2,442,898
Equity securities.......................      26,171       1,643           2         27,812
                                          ----------    --------      ------     ----------
                                          $2,369,235    $110,132      $8,657     $2,470,710
                                          ==========    ========      ======     ==========

     At December 31, 1998, the contractual maturities of investments in fixed maturities are as follows:

                                                      AMORTIZED        FAIR
                                                         COST         VALUE
                                                      ----------    ----------
Due in one year or less.............................  $   71,427    $   71,861
Due after one year through five years...............     472,273       483,029
Due after five years through ten years..............     762,091       781,191
Due after ten years.................................   1,510,952     1,566,221
Mortgage-backed securities..........................     499,243       515,434
                                                      ----------    ----------
                                                      $3,315,986    $3,417,736
                                                      ==========    ==========

     Investments in any entity in excess of ten percent of shareholder's equity at December 31, 1998, other than investments issued or guaranteed by the U.S. government, are as follows:

                                                              FAIR VALUE
                                                              ----------
Fixed maturities:
  Federal National Mortgage Association.....................   $123,511
  Federal Home Loan Mortgage Corporation....................   $204,962

     Major sources and related amounts of investment income are as follows:

                                                 YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                               1998        1997        1996
                                             --------    --------    --------
Fixed maturities...........................  $217,697    $146,032    $120,759
Short-term investments.....................     9,417       2,348       1,901
Other......................................    12,417       6,160       3,905
                                             --------    --------    --------
Total investment income....................   239,531     154,540     126,565
Investment expenses........................    (5,584)     (3,580)     (2,225)
                                             --------    --------    --------
Investment income..........................  $233,947    $150,960    $124,340
                                             ========    ========    ========

     The changes in unrealized gains (losses) on securities are as follows:

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                 1998      1997        1996
                                                ------    -------    --------
Fixed maturities..............................  $1,916    $60,784    $(42,898)
Equity securities.............................    (459)       946         133
                                                ------    -------    --------
Change in unrealized gains (losses)...........  $1,457    $61,730    $(42,765)
                                                ======    =======    ========

     Realized investment gains are as follows:

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                 1998       1997       1996
                                                -------    -------    -------
Sales:
  Realized gains..............................  $12,970    $ 8,659    $18,744
  Realized losses.............................   (5,531)    (1,406)    (3,383)
                                                -------    -------    -------
  Net realized gains on sales.................    7,439      7,253     15,361
                                                -------    -------    -------
Calls, maturities and writedowns:
  Realized gains..............................    1,394        372      3,253
  Realized losses.............................     (215)      (373)      (194)
  Writedowns..................................   (5,869)    (2,620)      (533)
                                                -------    -------    -------
  Net realized gains (losses) on calls,
     maturities and writedowns................   (4,690)    (2,621)     2,526
                                                -------    -------    -------
Amortization of deferred acquisition costs....      352       (118)        --
                                                -------    -------    -------
Related expenses..............................       --         --       (677)
                                                -------    -------    -------
          Total realized investment gains.....  $ 3,101    $ 4,514    $17,210
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

7.  POLICY BENEFIT LIABILITIES

     Policy benefit liabilities consist of the following:

                                                DECEMBER 31,
                                          ------------------------     INTEREST
                                             1998          1997       RATE RANGE
                                          ----------    ----------    ----------
Future policy benefits under life
  insurance and annuity contracts:
  Traditional life......................  $1,543,412    $1,019,078     6.0%-9.5%
  Interest sensitive life...............   1,307,729     1,046,036     4.0%-7.0%
  Annuities.............................     557,180       512,175     4.0%-9.0%
  Group life............................      10,757        11,042     2.5%-5.5%
                                          ----------    ----------
                                           3,419,078     2,588,331
Claims payable under life insurance
  contracts.............................     128,713        92,970
Accident and health insurance claim
  reserves..............................     116,032       134,220     3.0%-7.0%
Other policy benefits...................      64,447        55,722
                                          ----------    ----------
                                          $3,728,270    $2,871,243
                                          ==========    ==========

     The Company's accident and health insurance business is of short duration and generally claims are reported within a short period of time after incurral. There have been no material favorable or adverse developments affecting accident and health insurance claims reserves in 1998, 1997 or 1996.

8.  INCOME TAXES

     Through the date of the Merger, LRCA and LRCA's parent, TexasRe Life Insurance Company ("TexasRe"), filed a consolidated federal income tax return with Life Re Corporation and REALIC and AML filed separate federal income tax returns. Effective with the Merger, TexasRe files a consolidated federal life insurance return with its direct and indirect wholly owned subsidiaries, AML files a separate federal income tax return and Life Re Corporation files a consolidated federal income tax return with certain Swiss Re subsidiaries.

     The provisions for federal income taxes are as follows:

                                                 YEARS ENDED DECEMBER 31,
                                              -------------------------------
                                                1998        1997       1996
                                              --------    --------    -------
Current.....................................  $(21,652)   $ 24,362    $ 4,065
Deferred....................................    17,825     (10,778)       (15)
Allocated to paid in capital for tax benefit
  related to stock options and stock
  grants....................................    56,433       2,331         --
                                              --------    --------    -------
Provision for federal income taxes..........  $ 24,003    $ 26,678    $21,890
                                              ========    ========    =======

     The deferred income tax balances, included in other liabilities, are as follows:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
Deferred tax liabilities:
  Deferred acquisition costs...........................  $143,153    $ 84,621
  Net unrealized appreciation of securities............    36,026      35,357
  Other investment items...............................     2,772      (1,174)
  Policy receivables, net..............................       148       2,637
                                                         --------    --------
          Total deferred tax liabilities...............   182,099     122,615
                                                         --------    --------
Deferred tax assets:
  Policy benefits, net.................................    34,199      52,211
  Operating and capital loss carryforwards.............    73,553         805
  Other, net...........................................     2,262       5,258
                                                         --------    --------
          Total deferred tax assets....................   110,014      59,448
                                                         --------    --------
          Net deferred tax liabilities.................  $ 72,085    $ 63,167
                                                         ========    ========

     At December 31, 1998, income taxes recoverable of $29,419, included in other assets, reflect a refund anticipated from the carryback of tax operating losses generated in 1998 primarily from Merger related compensation and cancellation consideration for non qualified stock options as well as reinsurance ceding allowances. Life insurance company operating losses of approximately $205,000 are available for carryforward which generally expire after 15 years. The Company has performed an actuarial valuation which indicates that its existing business will generate income in the carryforward period sufficient to utilize the operating losses. Therefore no valuation allowance has been established. In 1998, the provision for federal income taxes of $24,003 differed from an expected tax benefit of $2,946 based on the statutory rate of 35% primarily due to certain non-deductible Merger compensation payments. In 1996, the realized gain on the sale of Nacolah (Note 6) and other income triggered the utilization of tax net operating loss carryforwards available to Life Re Corporation and a corresponding reversal of the previously established deferred tax valuation allowance, resulting in a tax benefit of $4,775. This reduced the effective income tax rate in 1996 to 29%.

9. LOANS PAYABLE AND CORPORATION-OBLIGATED, MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY PARENT DEBENTURES

     On December 1, 1998 in conjunction with the Merger (Note 3), the Company repaid all outstanding bank loans. Interest paid on bank loans was $7,768, $8,083 and $8,774 in 1998, 1997 and 1996, respectively.

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

     On March 17, 1998, the Company, through Life Re Capital Trust II ("Trust II"), completed a public offering of 2,070,000 6% Adjustable Conversion-rate Equity Security Units ("Units") (the "Units Offering"). The Units consist of Quarterly Income Preferred Securities ("QUIPS") and a forward purchase contract (the "Contract") for the Company's common stock. The QUIPS have a maturity of March 15, 2003 and are subject to a put option by the QUIPS holder on either March 15, 2001 or June 15, 2001 and the Contract matures on March 15, 2001. Because of the Merger, the Contract redemption rate became fixed at $95.00 and the Units ceased to trade publicly. Payments on the Units are fully and unconditionally guaranteed by the Company. As a result of the Merger, the aggregate payment to Unit holders (net of the amount paid by Unit holders to the Company under the Contracts) will be approximately $24,600 million.

     The assets of Trust I and Trust II consist of junior subordinated debentures issued by Life Re Corporation which have terms that parallel the terms of the capital securities. The Trusts are accounted for as wholly owned subsidiaries of the Company.

10.  SHAREHOLDER'S EQUITY

     Concurrently with the Units Offering (Note 9), on March 17, 1998, the Company completed a public offering in which it sold 3,500,000 shares of common stock (the "Common Stock Offering"). The net proceeds of the Common Stock Offering and the Units Offering totaled $352,297 of which $207,000 was contributed to the insurance subsidiaries.

     Pursuant to a stock repurchase program approved by the Company's Board of Directors, 2,150,400 shares of common stock out of a total authorization of 3,000,000 shares were acquired through December 31, 1997 for a total purchase price of $46,647. In conjunction with the Common Stock and Units Offerings, the Board of Directors elected to discontinue the stock repurchase program. The treasury stock was retired effective with the Merger.

     The Merger was effected by the conversion of each outstanding common share into consideration of $95.00 and a concurrent recapitalization whereby Swiss Re, through its wholly owned subsidiaries, became the sole holder of the Company's preferred and common stock consisting of 1,000 and 100 shares, respectively. The preferred stock has no dividend rights and a liquidation preference at par value.

     In January 1999, pursuant to its Restated Certificate of Incorporation, the Company issued 10,000 shares of preferred stock with a par value of $.01 to its parent in exchange for a promissory note in the amount of $615,000 which bears interest at 5% payable annually in arrears beginning December 31, 1999. The note may be prepaid at any time and is due on December 31, 2008.

     As of the Merger date, all outstanding common stock options vested and were cancelled in exchange for consideration equal to the excess of $95.00 over the exercise price of each option. During 1998, prior to the Merger, 582,000 options were granted at a weighted average exercise price of $64.98 and 166,650 options were exercised.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), requires disclosure of pro forma information regarding net income and as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. This method provides for employee stock options to be measured at fair value on the date of grant which is then amortized to expense over the options' vesting period. The fair value of the options for the pro forma disclosures which follow was estimated using a Black-Scholes option pricing model with the following assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates ranging from 5.4% to 5.7%, 6.3% to 6.4% and 5.4% to 6.8%, respectively; dividend yields of 1.0% in each year; volatility factors of the expected market price of the Company's common stock of 20% in 1998 and 1997 and 25% in 1996; and weighted-average expected life of the options of 5 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options had characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models did not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Pro forma net income (loss) including the effects of amortization of the estimated fair values of stock options granted after December 15, 1994 is $(36,496), $47,256 and $53,116 for 1998, 1997 and 1996, respectively.

     The availability of funds to meet obligations, including, capital security distributions is dependent, in part, on the ability of its subsidiaries to transfer funds to Life Re Corporation. The subsidiaries are subject to certain state laws and regulations which limit their ability to transfer funds and pay dividends. Generally, the subsidiaries may not, without prior regulatory approval, transfer cash dividends, loans or advances in any twelve month period in excess of the greater of the prior year's statutory operating income or 10% of capital and surplus at the preceding year end. Additionally, under Connecticut law, no dividend in an amount exceeding LRCA's earned surplus may be transferred to TexasRe without prior regulatory approval. Approval has been received from the Connecticut Department of Insurance to define earned surplus for this purpose to include amounts of paid in surplus in excess of $125,000. At December 31, 1998, net assets of TexasRe totaling $113,130 are not available for transfer to Life Re Corporation in 1999 except with prior approval of state regulatory authorities. Dividends paid to Life Re Corporation by TexasRe were $0 in 1998, $16,314 in 1997 and $12,087 in 1996.

     Life Re Corporation owns $160,500 of surplus debentures issued by TexasRe which provide funds to Life Re Corporation in the form of principal and interest payments. Under the terms of an amendment to TexasRe's surplus debentures, no prior approval of the Texas Department of Insurance is required to pay or prepay scheduled principal or interest on the surplus debentures provided that, after giving effect to any such payment, the statutory surplus of TexasRe exceeds $125,000. The amendment to TexasRe's surplus debentures was approved under the consideration that statutory surplus, as defined, in excess of $125,000 be reflected in liabilities to the extent of outstanding surplus debenture interest and principal. Payments of surplus debenture interest to Life Re Corporation by TexasRe totaled $9,237, $9,799 and $10,008 in 1998, 1997 and 1996, respectively.

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

     The combined statutory basis financial position of TexasRe and subsidiaries as of December 31, 1998 and 1997 is as follows:

                               CAPITOL
                               BANKERS    MISSION     REALIC       LRCA      TEXASRE    ELIMINATIONS*     TOTAL
                               --------   --------   --------   ----------   --------   -------------   ----------
DECEMBER 31, 1998
Assets.......................  $128,945   $310,198   $895,620   $2,457,768   $259,355     $(379,398)    $3,672,488
                               ========   ========   ========   ==========   ========     =========     ==========
Liabilities..................   116,873    292,269    823,845    2,211,043    133,655       (30,897)     3,546,788
Capital and surplus..........    12,072     17,929     71,775      246,725    125,700      (348,501)       125,700
                               --------   --------   --------   ----------   --------     ---------     ----------
                               $128,945   $310,198   $895,620   $2,457,768   $259,355     $(379,398)    $3,672,488
                               ========   ========   ========   ==========   ========     =========     ==========
DECEMBER 31, 1997
Assets.......................                        $689,664   $2,328,054   $184,645     $(328,881)    $2,873,482
                                                     ========   ==========   ========     =========     ==========
Liabilities..................                        $644,100   $2,154,144   $ 58,945     $(109,407)    $2,747,782
Capital and surplus..........                          45,564      173,910    125,700      (219,474)       125,700
                                                     --------   ----------   --------     ---------     ----------
                                                     $689,664   $2,328,054   $184,645     $(328,881)    $2,873,482
                                                     ========   ==========   ========     =========     ==========

---------------
* Represents the elimination of intercompany balances.

     Combined statutory basis net loss for TexasRe and subsidiaries was $159,319 and $54,121 in 1998 and 1997. In 1996, TexasRe and subsidiaries had combined statutory basis net income of $16,315.

11.  EMPLOYEE BENEFIT PLANS

     Substantially all full time employees are covered by a noncontributory defined benefit pension plan. Benefits are determined by a formula which relates the pension payable to years of service at retirement, final five year average salary and wages covered by Social Security. Annual contributions to the plan are sufficient to satisfy legal funding requirements. In addition, the Company has an unfunded Supplemental Executive Retirement Plan which is a nonqualified plan that provides certain officers defined pension benefits in excess of limits imposed by federal tax law. The Company also sponsors a defined contribution savings plan covering substantially all employees with at least six months of service. The Company contributes 50% of the first 6% of salary contributed by employees. Participants vest in Company contributions over a four year period. The combined expense associated with employee benefit plans was $761, $1,438 and $1,151 in 1998, 1997 and 1996, respectively.

12.  REINSURANCE CEDED

     In the normal course of business, the Company seeks to limit its exposure to loss by ceding reinsurance to retrocessionaires. In general, the Company retains a maximum of $1,000 on any one life for ordinary life insurance business with certain limited exceptions depending upon age and classification of the risk. Amounts in excess of the retention are ceded to a pool of retrocessionaires. From time to time, the Company has also entered into quota share retrocessional agreements. In general, the Company's policy in regard to group insurance business is to retain not more than $250 of liability on any one life insurance risk, $300 on any one accident or health insurance risk or, for special risk insurance, $1,000 on any one risk. The Company has agreements with group retrocessionaires primarily on an excess basis. Contracts for reinsurance ceded do not relieve the Company from its obligations under contracts for reinsurance assumed. Failure of retrocessionaires to honor their obligations could result in losses to the Company; however, no amounts are deemed uncollectible at December 31, 1998.

     The Company's policy generally is to require collateral from those retrocessionaires not authorized to conduct reinsurance business in Connecticut, LRCA's domiciliary state, in an amount at least equal to the statutory reserves reinsured. Collateral is provided in the form of letters of credit and trust agreements.

     Amounts receivable on reinsurance ceded are as follows:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
Future policy benefits under life insurance
  contracts............................................  $261,210    $192,259
Claims recoverable under life insurance contracts......    25,077      23,577
Accident and health insurance claims reserves..........    41,168      42,302
Other policy benefits..................................    20,138      15,245
Acquisition costs......................................    17,867      74,445
                                                         --------    --------
                                                         $365,460    $347,828
                                                         ========    ========

     Policy benefits recovered on reinsurance ceded for the years ended December 31, 1998, 1997 and 1996 were $306,393, $107,309 and $75,971, respectively.

13.  BUSINESS SEGMENT INFORMATION

     The following table presents summarized data for the Company's business segments. One client within traditional reinsurance comprised over 10% of policy revenues in 1998.

                                                                    GROUP ACCIDENT &
                                 TRADITIONAL      ADMINISTRATIVE   HEALTH AND SPECIAL
                               LIFE REINSURANCE    REINSURANCE      RISK REINSURANCE      OTHER       TOTAL
                               ----------------   --------------   ------------------   ---------   ----------
1998
Policy revenues..............     $  480,107        $  170,536          $ 58,947        $           $  709,590
Investment income and
  realized investment
  gains......................         82,624           145,326             9,098                       237,048
                                  ----------        ----------          --------                    ----------
Total revenues...............        562,731           315,862            68,045                       946,638
                                  ----------        ----------          --------                    ----------
Policy benefits..............        335,173           121,249            56,676                       513,098
Acquisition costs............        122,384            44,530            21,580                       188,494
Interest credited to
  policyholder accounts......         16,148            59,376                                          75,524
Interest expense and
  distributions on capital
  securities.................         13,514             7,358             1,665                        22,537
Other expenses...............         14,777            31,751             1,496                        48,024
Merger costs.................                                                             107,379      107,379
                                  ----------        ----------          --------        ---------   ----------
Total expenses...............        501,996           264,264            81,417          107,379      955,056
                                  ----------        ----------          --------        ---------   ----------
Income (loss) before federal
  income taxes...............         60,735            51,598           (13,372)        (107,379)      (8,418)
Provision for federal income
  taxes......................         21,257            18,059            (4,680)         (10,633)      24,003
                                  ----------        ----------          --------        ---------   ----------
Net income (loss)............     $   39,478        $   33,539          $ (8,692)       $ (96,746)  $  (32,421)
                                  ==========        ==========          ========        =========   ==========
Investments and other
  assets.....................     $1,574,761        $2,744,583          $179,971                    $4,499,315
Deferred acquisition costs...        261,880           270,512               310                       532,702
                                  ----------        ----------          --------                    ----------
Total assets.................     $1,836,641        $3,015,095          $180,281                    $5,032,017
                                  ==========        ==========          ========                    ==========

                                                                           GROUP ACCIDENT &
                                      TRADITIONAL       ADMINISTRATIVE    HEALTH AND SPECIAL
                                    LIFE REINSURANCE     REINSURANCE       RISK REINSURANCE      TOTAL
                                    ----------------   ----------------   ------------------   ----------
1997
Policy revenues...................     $  319,404         $   49,632           $121,242        $  490,278
Investment income and realized
  investment gains................         82,452             60,527             12,495           155,474
                                       ----------         ----------           --------        ----------
Total revenues....................        401,856            110,159            133,737           645,752
                                       ----------         ----------           --------        ----------
Policy benefits...................        208,491             34,510             98,043           341,044
Acquisition costs.................         89,348             14,519             38,277           142,144
Interest credited to policyholder
  accounts........................         12,662             27,985                               40,647
Interest expense and distributions
  on capital securities...........          8,787              2,391              1,789            12,967
Other expenses....................         14,674             16,619              1,433            32,726
                                       ----------         ----------           --------        ----------
Total expenses....................        333,962             96,024            139,542           569,528
                                       ----------         ----------           --------        ----------
Income before federal income
  taxes...........................         67,894             14,135             (5,805)           76,224
Provision for federal income
  taxes...........................         23,763              4,947             (2,030)           26,680
                                       ----------         ----------           --------        ----------
Net income........................     $   44,131         $    9,188           $ (3,775)       $   49,544
                                       ==========         ==========           ========        ==========
Investments and other assets......     $1,788,576         $1,316,122           $269,974        $3,374,672
Deferred acquisition costs........        201,742            123,419                409           325,570
                                       ----------         ----------           --------        ----------
Total assets......................     $1,990,318         $1,439,541           $270,383        $3,700,242
                                       ==========         ==========           ========        ==========

1996
Policy revenues...................     $  292,115         $   19,224           $139,653        $  450,992
Investment income and realized
  investment gains................         93,658             37,808             10,084           141,550
                                       ----------         ----------           --------        ----------
Total revenues....................        385,773             57,032            149,737           592,542
                                       ----------         ----------           --------        ----------
Policy benefits...................        213,522             16,458            102,496           332,476
Acquisition costs.................         68,084              4,042             39,807           111,933
Interest credited to policyholder
  accounts........................         15,088             19,549                               34,637
Interest expense and distributions
  on capital securities...........          5,652              1,425              1,279             8,356
Other expenses....................         16,511              7,424              5,114            29,049
                                       ----------         ----------           --------        ----------
Total expenses....................        318,857             48,898            148,696           516,451
Income before federal income
  taxes...........................         66,916              8,134              1,041            76,091
Provision for federal income
  taxes...........................         18,677              2,848                365            21,890
                                       ----------         ----------           --------        ----------
Net income........................     $   48,239         $    5,286           $    676        $   54,201
                                       ==========         ==========           ========        ==========
Investments and other assets......     $1,446,069         $  665,651           $183,628        $2,295,348
Deferred acquisition costs........        197,526             26,385                 61           223,972
                                       ----------         ----------           --------        ----------
Total assets......................     $1,643,595         $  692,036           $183,689        $2,519,320
                                       ==========         ==========           ========        ==========

                      LIFE RE CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  SCHEDULE II

                              LIFE RE CORPORATION
                                 BALANCE SHEETS
                                (PARENT COMPANY)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1998         1997
                                                              ----------    --------
                                                                  (IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
ASSETS
Investment in common stock of subsidiaries(1)...............  $  761,562    $412,716
Long-term debt of subsidiaries(1)...........................     198,300     170,300
Securities available for sale...............................      47,854       6,472
Short-term investments......................................      40,505       9,174
Cash........................................................          (7)       (127)
Interest receivable on long-term debt of subsidiaries(1)....       1,764         869
Due from subsidiaries(1)....................................                  13,427
Other assets................................................      37,873       7,861
                                                              ----------    --------
          Total assets......................................  $1,087,851    $620,692
                                                              ==========    ========
LIABILITIES
Accrued expenses and other liabilities......................  $    9,785    $ 21,902
Due to subsidiaries(1)......................................      25,299
Junior subordinated debentures payable to subsidiaries(1)...     236,620     100,000
Loans payable...............................................                 125,000
                                                              ----------    --------
          Total liabilities.................................     271,704     246,902
                                                              ----------    --------
SHAREHOLDER'S EQUITY
Preferred stock (1998: par value $.01 per share, authorized, issued and outstanding 100 shares)
Common stock (1998: par value $.01 per share; authorized,
  issued and outstanding 1,000 shares -- 1997 par value
  $.001 per share; authorized 40,000,000 shares; issued
  15,835,785 shares)........................................  $             $     16
Paid in capital.............................................     546,428     111,337
Accumulated other comprehensive income......................      60,072      61,416
Retained earnings...........................................     209,647     249,297
Treasury stock -- at cost (-0- and 2,205,203 shares,
  respectively).............................................                 (48,276)
                                                              ----------    --------
          Total shareholder's equity........................     816,147    $373,790
                                                              ----------    --------
          Total liabilities and shareholder's equity........  $1,087,851    $620,692
                                                              ==========    ========

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

                      LIFE RE CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            SCHEDULE II -- CONTINUED

                              LIFE RE CORPORATION
               STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                (PARENT COMPANY)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998       1997        1996
                                                              --------    -------    --------
                                                                      (IN THOUSANDS)
REVENUES
Interest income on long-term debt of subsidiaries(1)........  $ 11,266    $ 9,906    $  9,892
Investment income...........................................     7,412      1,574         767
Realized investment gains...................................       (68)                12,767
                                                              --------    -------    --------
          Total revenues....................................    18,610     11,480      23,426
                                                              --------    -------    --------
EXPENSES
Interest expense on loans payable...........................     7,350      7,997       8,356
Interest expense on junior subordinated debentures(1).......    15,187      4,970
Other operating expenses....................................     3,164      4,693       4,647
                                                              --------    -------    --------
          Total expenses....................................    25,701     17,660      13,003
                                                              --------    -------    --------
Income (loss) before income taxes and equity in
  undistributed earnings (loss) of subsidiaries.............    (7,091)    (6,180)     10,423
Provision for federal income taxes (benefit)................    (2,482)    (1,510)          6
                                                              --------    -------    --------
Income (loss) before equity in undistributed earnings (loss)
  of subsidiaries...........................................    (4,609)    (4,670)     10,417
Equity in earnings (loss) of subsidiaries(1)................   (27,812)    54,216      43,784
                                                              --------    -------    --------
NET INCOME (LOSS)...........................................   (32,421)    49,546      54,201
Other comprehensive income (loss), net of provision
  (benefit) for federal income taxes:
  Net unrealized appreciation (depreciation) of
     securities.............................................    (1,344)    36,562     (24,549)
                                                              --------    -------    --------
COMPREHENSIVE INCOME (LOSS).................................  $(33,765)   $86,108    $ 29,652
                                                              ========    =======    ========

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

                      LIFE RE CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            SCHEDULE II -- CONTINUED

                              LIFE RE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                (PARENT COMPANY)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)..........................................  $(32,421)   $ 49,546    $ 54,201
Adjustments to reconcile net income (loss) to net cash used
  by operating activities
  Equity in earnings (loss) of subsidiaries(1).............    27,812     (54,216)    (43,784)
  Interest on long-term debt of subsidiaries(1)............   (11,266)     (9,906)     (9,892)
  Realized gains (losses) on investments...................        68                 (12,767)
  Other....................................................      (644)      3,674         950
                                                             --------    --------    --------
          Net cash used by operating activities............   (16,451)    (10,902)    (11,292)
                                                             --------    --------    --------
INVESTING ACTIVITIES
Purchases of securities....................................   (92,369)     (5,917)       (200)
Sales of securities........................................    50,681                  25,057
Change in short-term investments...........................   (31,331)     (7,475)     (1,069)
Interest received from subsidiaries(1).....................     9,972       9,799      10,008
Contributions to subsidiaries(1)...........................  (319,958)    (75,000)
Dividends received from subsidiaries(1)....................     2,550      18,982      12,087
Loan to subsidiary(1)......................................   (28,000)
Cash paid for acquisition of subsidiary....................    (4,225)    (20,995)
Purchases of furniture and equipment, net..................    (1,462)     (2,491)       (829)
                                                             --------    --------    --------
          Net cash (used) provided by investing
            activities.....................................  (414,142)    (83,097)     45,054
                                                             --------    --------    --------
FINANCING ACTIVITIES
Purchases of common stock for treasury.....................      (692)       (956)    (16,861)
Proceeds from exercises of common stock options............     3,737       2,921       3,570
Issuance of stock..........................................   219,120
Capital contribution.......................................   207,600
Issuance of junior subordinated debentures(1)..............   136,620     100,000
Issuance costs of capital securities of subsidiary trust...    (3,443)     (1,197)
Loan principal repayments..................................  (125,000)                (15,000)
Dividends on common stock..................................    (7,229)     (7,071)     (5,454)
Other......................................................                                 7
                                                             --------    --------    --------
          Net cash provided (used) by financing
            activities.....................................   430,713      93,697     (33,738)
                                                             --------    --------    --------
Increase (decrease) in cash................................       120        (302)         24
Cash balance at beginning of period........................      (127)        175         151
                                                             --------    --------    --------
Cash balance at end of period..............................  $     (7)   $   (127)   $    175
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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Set forth below is biographical information concerning each Director, including as to each Director, the Director's principal occupation and the period during which the nominee has served as a Director of the Company. Ages shown are as of December 31, 1998.

F. SEDGWICK BROWNE (56)                                      DIRECTOR SINCE 1998

     From 1994 to the present, Mr. Browne has served as a Partner of Morgan, Lewis & Bockius LLP. From 1967 to 1994 he was a partner at Lord Day & Lord, Barrett Smith. Mr. Browne is a graduate of Yale University and the University of Pennsylvania Law School.

JOHN R. COOMBER (49)                                         DIRECTOR SINCE 1998

     Mr. Coomber is a graduate of Nottingham University, where he studied theoretical mechanics. He started his career in insurance as an actuarial trainee with the Phoenix Insurance Company and in 1973 moved to Swiss Reinsurance Company (UK). Having qualified as an actuary in 1974, he became involved in all aspects of Swiss Re's life reinsurance activities, namely pricing, valuation, marketing and administration.

     He was Swiss Re UK's Appointed Actuary from 1983 to 1990, and was appointed General Manager and head of the Life division in 1987. He became Director and CEO of Swiss Re (UK) in January 1993.

     In April 1995 he was appointed a Member of the Executive Board of Swiss Re. He is currently divisional chief executive of Swiss Re Life & Health.

CHRISTOPH DORSCHEL (60)                                      DIRECTOR SINCE 1998

     Mr. Dorschel studied law. In January 1993 he was appointed Member of Swiss Re's Group Management, responsible for the Group's Finance division. Since April 1995 he has been a Member of the Executive Board Committee, responsible for human and financial resources; since March 1997 for human resources, law and logistics.

     In February 1998, he assumed the functions of Chief Finance Officer in addition, on an interim basis. As from July 1998, he is entrusted with special assignments.

JACQUES E. DUBOIS (49)                                       DIRECTOR SINCE 1988

     Mr. Dubois has served as President and Director of the Company since November 1988 and Chairman and Chief Executive Officer since March 1999. Mr. Dubois also serves as Chief Executive Officer of Life Reassurance, REALIC and of AML. In addition, Mr. Dubois was associated with Insurance Investment Associates from 1979 to 1998.

GEORGE L. FARR (57)                                          DIRECTOR SINCE 1999

     Mr. Farr is presently retired. From 1995 to 1998 Mr. Farr served as Vice Chairman of American Express Co. and from 1968 to 1995 he served as Director of McKinsey & Co. and Mr. Farr is a graduate of University of Michigan, where he earned his B.A. and M.B.A.

THOMAS H. FOX (56)                                           DIRECTOR SINCE 1998

     Mr. Fox is presently retired. From 1966 to 1993, he held various positions at JP Morgan & Co. Incorporated. At the time of his retirement, he was a Managing Director. Mr. Fox is a graduate of the University of Notre Dame and received an M.B.A. from the University of Michigan.

HEIDI E. HUTTER (41)                                         DIRECTOR SINCE 1998

     Ms. Hutter is Chairman, President and Chief Executive Officer of Swiss Re America Corporation. She received her B.A. degree in mathematics from Cornell University.

     Ms. Hutter began her career with the Swiss Re Group in the actuarial department, later specializing in financial and finite risks. She left the Swiss Re Group in October 1993, and headed the "Equitas" project at Lloyd's of London until December 1995, developing ways of reinsuring all business written at Lloyd's in 1992 and prior years.

     Ms. Hutter took over responsibility for Swiss Re America in January 1996, becoming a Member of the Swiss Re Executive Board at the same time. In July 1996, Ms. Hutter was also appointed CEO of Swiss Re America Holding Corporation and in January 1997, she assumed responsibility for Swiss Re Canada. She is a Fellow of the Casualty Actuarial Society and has served on its Board of Directors. Ms. Hutter was named APIW Insurance Woman of the year in 1995 and received the Federation of Insurance and Corporate Counsel's Award in 1996.

WALTER B. KIELHOLZ (47)                                      DIRECTOR SINCE 1998

     Mr. Kielholz studied business administration at the University of St. Gall, Switzerland, graduating in 1976 with a degree in business finance and accounting.

     He joined Swiss Re at the beginning of 1989 as head of the Japan and Far East section, where he was responsible for coordinating marketing and for underwriting property and casualty business. At the beginning of 1992 he was also assigned responsibility for the head office's reinsurance business in the USA and the UK. In January 1993 he became a Member of the Executive Board of Swiss Re, Zurich. Since April 1995, he has been a Member of the Executive Board Committee, responsible for the alternative Risk Transfer division.

     He became Swiss Re's Chief Executive Officer on January 1, 1997.

     At the Annual General Meeting of June 26, 1998, the shareholders elected him to the Board of Directors. In the subsequent inaugural meeting of the Board of Directors he was appointed Managing Director.

WILLIAM L. MUSSER, JR. (56)                                  DIRECTOR SINCE 1998

     Mr. Musser has served as President of William L. Musser Co., Inc. from 1995 to the present. From 1989 to 1995 he was a Partner at Barker, Lee & Co. Mr. Musser is a graduate of Princeton University (A.B) and Harvard Business School (M.B.A.).

JAY A. NOVIK (54)                                            DIRECTOR SINCE 1998

     From January 1998 to January 1999, Mr. Novik served as Vice Chairman of Swiss Re America Holding; from 1983 to 1998 he served as President of Atrium Corp.; from 1982 to 1988 he was Vice Chairman of North American Reinsurance Co. and from 1978 to 1982 he was an Actuary North American Reassurance Co. Mr. Novik is a graduate of Temple University and Northeastern University.

STANLEY TABEN (66)                                           DIRECTOR SINCE 1998

     From 1972 to the present, Mr. Taben has served as Chairman, President and Director of Swiss Re Investors. Mr. Taben is a graduate of Cornell University.

N. DAVID THOMPSON (64)                                       DIRECTOR SINCE 1998

     Mr. Thompson is retired. Mr. Thompson is the former Chairman and Chief Executive Officer of Swiss Re America Holding Corp. having served from 1977 to 1997. Mr. Thompson is a graduate of Wesleyan University and Columbia University.

CHARLES G. WATSON (67)                                       DIRECTOR SINCE 1998

     Mr. Watson is presently retired and was formerly a partner and Senior Investment Counsel of Brundage, Story & Rose. Mr. Watson received a B.A. from Yale University and had post graduate education at the Stern School of Business of New York University.

ERWIN K. ZIMMERMAN (45)                                      DIRECTOR SINCE 1998

     Mr. Zimmermann read social sciences at the University of Constance, where he completed his doctorate.

     At the beginning of 1990, Mr. Zimmermann began his employment with Swiss Re as head of corporate development in the former direct insurance division. His nomination to senior management followed in 1992. Later the same year, he was elected to the Board of Directors of Savoia Assicuranzioni S.p.A., where he took over as Chairman the following year.

     In 1995, Mr. Zimmermann joined the Run-off department in Zurich, becoming head of that department in 1996. In January 1997 he was appointed to the Executive Board of Swiss Re, Zurich and Chief Executive Officer of Swiss Re New Markets, Zurich.

EXECUTIVE OFFICERS

DAVID J. WALSH (49)

     Mr. Walsh serves as Senior Vice President and General Counsel of the Company. Mr. Walsh has served as Senior Vice President, General Counsel & Corporate Secretary of Swiss Re America Holding Corporation since October 1998. He served as General Counsel from January 1995 to June 1998 for American International Group. He was the Director of Insurance for the State of Alaska from February 1990 to January 1995.

ALAN D. HEAD (42)

     Mr. Head has served as Vice President and Chief Financial Officer since December 1998. Mr. Head has also served as Executive Vice President and Chief Financial Officer of Life Reassurance since December 1998, its Senior Vice President and Controller since January 1998 and as its Vice President since January 1994. Mr. Head has also served as Vice President and Chief Financial Officer of REALIC since December 1998 and as its Assistant Secretary since August 1995.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the Company's directors, executive officers and certain other officers are required to file reports of ownership and changes in ownership of the Company's securities with the Securities and Exchange Commission and the New York Stock Exchange. Copies of such reports also must be provided to the Company.

     Based solely upon a review of the copies of the reports provided to the Company and written representations from certain persons that no other reports were required, the Company believes that during the preceding year the directors, executive officers and certain other officers complied with all applicable filing requirements.

ITEM 11  EXECUTIVE COMPENSATION

                              LIFE RE CORPORATION

                           SUMMARY COMPENSATION TABLE

                                                                                                 LONG-TERM
                                                                                               COMPENSATION
                                                                                          -----------------------
                                                                                            AWARDS
                                                                                          ----------
                                                                                          NUMBER OF     PAYOUTS
                                                      ANNUAL COMPENSATION                   SHARES     ----------
                                         ----------------------------------------------   UNDERLYING      LTIP       ALL OTHER
                                                                           OTHER ANNUAL    OPTIONS/     PAYOUTS     COMPENSATION
 NAME AND PRINCIPAL POSITIONS(1)   YEAR  SALARY(2)          BONUS          COMPENSATION      SARS         (3)           (4)
 -------------------------------   ----  ---------   -------------------   ------------   ----------   ----------   ------------
Jacques E. Dubois................  1998  $756,733        $  930,000             $0          90,000     $7,246,990   $33,964,283
  President and Chief Executive    1997  $693,717        $  995,973             $0         100,000     $  523,384   $     9,585
  Officer; Life Reassurance --     1996  $655,437        $  607,720             $0         100,000     $  657,408   $     9,448
  Chairman and Chief Executive
  Officer

Chris C. Stroup..................  1998  $390,808        $2,641,507(5)          $0          45,000     $        0   $12,206,183
  Life Reassurance -- President    1997  $358,662        $  495,817(5)          $0          50,000     $        0   $     5,968
  and Chief Operating Officer      1996  $195,199        $  218,735(5)          $0         100,000     $        0   $       770

Robert L. Beisenherz.............  1998  $390,808        $2,641,507(5)          $0          45,000     $        0   $12,066,310
  REALIC -- President;             1997  $358,662        $  495,817(5)          $0          50,000     $        0   $     9,647
  Life Reassurance -- Executive    1996  $219,430        $  218,735(5)          $0         100,000     $        0   $     3,360
  Vice President

W. Weldon Wilson.................  1998  $369,738        $2,641,507(5)          $0          30,000     $        0   $12,394,206
  Vice President and Secretary;    1997  $307,690        $  449,917(5)          $0          35,000     $        0   $     5,891
  Life Reassurance -- Executive    1996  $251,417        $  247,477(5)          $0          25,000     $        0   $     5,866
  Vice President, General Counsel
  and Secretary

Alan D. Head.....................  1998  $162,365        $  100,000             $0          12,500     $        0   $ 1,759,893
  Vice President and Chief         1997  $113,327        $   60,000             $0           5,000     $        0   $     4,226
  Financial Officer;               1996  $108,808        $   32,500             $0           5,000     $        0   $     4,051
  Life Reassurance -- Executive
  Vice President and Chief
Financial
  Officer

---------------
(1) Positions are at Life Re Corporation unless otherwise noted.

(2) Mr. Stroup and Mr. Beisenherz joined the Company in June and May of 1996, respectively, and therefore their respective salaries shown for 1996 only cover the period from their hire dates through December 1996.

(3) The 1996, 1997 and 1998 LTIP Payouts for Mr. Dubois were determined in accordance with the terms of the Life Re Corporation Long-Term Incentive Plan. All of the 1996 LTIP Payouts related to (i) the acquisition of a block of insurance from United Insurance Company of America ("United"), (ii) the investment in Resource Financial Corporation and certain of its affiliates ("RFC") and reinsurance arrangements with RFC and affiliates of Aon Corporation, (iii) the acquisitions of Modern American Life Insurance Company ("Modern"), Western Pioneer Life Insurance Company ("Western") and New American Life Insurance Company ("New American") and (iv) the sale at a gain of the Company's investment in Nacolah Holding Corporation ("Nacolah"); all of the 1997 LTIP Payouts related to (i) the reinsurance of a block of business from a subsidiary of UNUM Corporation ("UNUM"), (ii) the acquisition of 79% of the common stock of AML Acquisition Company, the owner of AML, (iii) the reinsurance of a block of business from Allianz Life Insurance Company of North America ("Allianz"), and (iv) reinsurance arrangements with RFC and certain of its affiliates; and all of the 1998 LTIP Payouts related to (i) the acquisition of Mission Life Insurance Company; (ii) the acquisition of Lincoln Liberty Life Insurance Company and First Delaware Life Insurance Company, (iii) the reinsurance of an additional 20% of the block of business from Allianz, (iv) the acquisition of

    Atlas Life Insurance Company, (v) the coinsurance agreement with CNA Financial Corporation, (vi) reinsurance arrangements with RFC and certain of its affiliates, and (vii) the Merger.

(4) Represents Company matching contributions under the 401(k) defined contribution plan (in 1998: $4,800 each for Messrs. Dubois, Stroup, Beisenherz, Wilson and Head; in 1997: $4,750 each for Messrs. Dubois, Stroup, Beisenherz and Wilson, and $3,400 for Mr. Head; in 1996: $4,750 each for Messrs. Dubois and Wilson, and $3,264 for Mr. Head), life insurance premiums (in 1998: $5,962 for Mr. Dubois, $1,334 for Mr. Stroup, $4,897 for Mr. Beisenherz, $1,313 for Mr. Wilson and $1,187 for Mr. Head; in 1997:
    $4,835 for Mr. Dubois, $1,218 for Mr. Stroup, $4,897 for Mr. Beisenherz, $1,141 for Mr. Wilson and $826 for Mr. Head; in 1996: $4,698 for Mr. Dubois, and $770 for Mr. Stroup, $3,360 for Mr. Beisenherz, $1,116 for Mr. Wilson and $787 for Mr. Head), excise tax gross-up amounts related to the Merger (in 1998: $3,897,896 for Mr. Dubois, $1,603,486 for Mr. Stroup, $1,385,055
    for Mr. Beisenherz, and $1,352,874 for Mr. Wilson), the value of stock options exercised related to the Merger ($30,055,625 for Mr. Dubois, $10,596,563 for Mr. Stroup, $10,671,563 for Mr. Beisenherz, $10,515,000 for
    Mr. Wilson and $1,753,906 for Mr. Head), and the value of shares of common stock that became vested upon the forgiveness of a non-recourse note (in 1998: $520,219 for Mr. Wilson).

(5) A portion of the bonuses paid in 1998 to Messrs. Stroup, Beisenherz and Wilson in the amount of $2,391,507 each, in 1997 in the amount of $172,717 each, and in 1996 in the amounts of $96,235, $142,477 and $142,477, respectively, were special bonuses paid in accordance with their employment agreements or arrangements which provided for bonuses upon the completion of the 1998 transactions, the 1997 transactions and certain of the 1996 transactions noted in footnote (3) above, except 1996 bonuses paid to Messrs. Beisenherz and Wilson did not include the Nacolah transaction, and the 1996 bonus for Mr. Stroup did not include the Nacolah, United, Modern and Western transactions.

                              LIFE RE CORPORATION

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                         INDIVIDUAL GRANTS
                               ---------------------------------------------------------------------
                               NUMBER OF
                               SECURITIES     % OF TOTAL
                               UNDERLYING    OPTIONS/SARS
                                OPTIONS/      GRANTED TO     EXERCISE OR                  GRANT DATE
NAME AND PRINCIPAL                SARS        EMPLOYEES      BASE PRICE     EXPIRATION     PRESENT
POSITIONS(1)                   GRANTED(2)        1998         ($/SHARE)        DATE        VALUE(3)
------------------             ----------    ------------    -----------    ----------    ----------
Jacques E. Dubois............    90,000        15.46%         $64.9375      01/02/2008    $1,345,300
  President and Chief
  Executive Officer; Life
  Reassurance -- Chairman and
  Chief Executive Officer
Chris C. Stroup..............    45,000         7.73%         $64.9375      01/02/2008    $  772,650
  Life
  Reassurance -- President
  and Chief Operating Officer
Robert L. Beisenherz.........    45,000         7.73%         $64.9375      01/02/2008    $  772,650
  REALIC -- President; Life
  Reassurance -- Executive
  Vice President
W. Weldon Wilson.............    30,000         5.15%         $64.9375      01/02/2008    $  515,100
  Vice President and
  Secretary; Life
  Reassurance -- Executive
  Vice President, General
  Counsel and Secretary
Alan D. Head.................    12,500         2.15%         $64.9375      01/02/2008    $  214,625
  Vice President and Chief
  Financial Officer; Life
  Reassurance -- Executive
  Vice President and Chief
  Financial Officer

---------------
(1) Positions are at Life Re Corporation unless otherwise noted.

(2) Only stock options were granted, which were scheduled to vest over four years at a rate of 25% per year with initial vesting on January 2, 1999.

(3) Option values are determined using the Black-Scholes option pricing model adapted for use in valuing executive stock options. The values are based on assumptions regarding a number of variables for the term of an option such as interest rates, future volatility of the price of Common Shares, and the Company's future dividend yield. Therefore, there can be no assurance that the values realized upon exercise of options by the named executive officers will be at or near the values estimated by the Black-Scholes model.

                              LIFE RE CORPORATION

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTION/SAR VALUES

                                                                            INDIVIDUAL GRANTS
                                                                  --------------------------------------
                                                                     NUMBER OF
                                                                    SECURITIES            VALUE OF
                                                                    UNDERLYING           UNEXERCISED
                                                                    UNEXERCISED         IN-THE-MONEY
                                                                   OPTIONS/SARS         OPTIONS/SARS
                                      SHARES                        AT YEAR END      AT FISCAL YEAR END
                                    ACQUIRED ON       VALUE        EXERCISABLE/         EXERCISABLE/
NAME AND PRINCIPAL POSITION(1)       EXERCISE       REALIZED       UNEXERCISABLE        UNEXERCISABLE
------------------------------      -----------    -----------    ---------------    -------------------
Jacques E. Dubois.................    490,000      $30,055,625     E           0      E             $ 0
  President and Chief Executive                                    U           0      U             $ 0
  Officer; Life Reassurance --
  Chairman and Chief Executive
  Officer
Chris C. Stroup...................    195,000      $10,596,563     E           0      E             $ 0
  Life Reassurance -- President
  and                                                              U           0      U             $ 0
  Chief Operating Officer
Robert L. Beisenherz..............    195,000      $10,671,563     E           0      E             $ 0
  REALIC -- President;                                             U           0      U             $ 0
  Life Reassurance -- Executive
  Vice President
W. Weldon Wilson..................    170,000      $10,515,000     E           0      E             $ 0
  Vice President and Secretary;                                    U           0      U             $ 0
  Life Reassurance -- Executive
  Vice President General Counsel
  and Secretary
Alan D. Head......................     32,500      $ 1,753,906     E           0      E             $ 0
  Vice President and Chief
  Financial                                                        U           0      U             $ 0
  Officer; Life Reassurance --
  Executive Vice President and
  Chief Financial Officer

---------------
(1) Positions are at Life Re Corporation unless otherwise noted.

LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR

     The Company has not included a Long-Term Incentive Plan table because future payments under the Life Re Corporation Long-Term Incentive Plan ("LTIP"), which terminated on December 1, 1998, are not expected at this time. The Company has provided the following narrative description of the LTIP:

     Mr. Dubois was previously eligible to participate in the LTIP. Such executive officer was granted one unit under the LTIP. Such unit entitled the holder, upon the attainment of performance goals as established by the Compensation Committee of the Board of Directors and the closing of the transaction related to the performance goal, to receive a portion of the Bonus Pool (as defined in the LTIP) as a cash lump sum payment. The value of each unit was equal to the total amount allocated to the Bonus Pool, multiplied by a fraction, the numerator of which was one, and the denominator of which was the total number of units which were granted with respect to such Bonus Pool.

     The Bonus Pool established upon the closing of a transaction by the Company was equal to (i) 2% of the amount involved in connection with any eligible acquisition or merger with another entity, (ii) 2% of the amount involved in connection with any eligible acquisition of a block of insurance in force, and
(iii) 5% of the amount involved in connection with a recognition of capital gains upon the sale of an eligible investment.

     In 1998, LTIP payments were made as a result of the successful achievement of performance goals, which resulted in (i) the acquisition of Mission Life Insurance Company, (ii) the acquisition of Lincoln

Liberty Life Insurance Company and First Delaware Life Insurance Company, (iii) the reinsurance of an additional 20% of the block of business from Allianz, (iv) the acquisition of Atlas Life Insurance Company, (v) the coinsurance agreement with CNA Financial Corporation, (vi) reinsurance arrangements with RFC and certain of its affiliates, and (vii) the Merger. The 1998 LTIP payments for Mr. Dubois were $7,246,990. Future LTIP payments are not expected at this time.

EMPLOYEE BENEFIT PLANS

     Savings Plan. The Life Reassurance Corporation of America and Its Affiliates Employee Savings Plan (the "Savings Plan") is a defined contribution plan that is qualified under Sections 401(a) and 401(k) of the Code. Employees of the Company and its subsidiaries who have completed six consecutive months of service and attained age twenty-one are eligible to participate in the Savings Plan. Under the Savings Plan, each participant is eligible to enter into a written salary reduction agreement with the Company whereby the participant's salary will be reduced as elected by the participant on a pre-tax basis in accordance with the rules governing cash or deferred arrangements under Section 401(k) of the Code, with the total reduction not exceeding $10,000 for 1999. The amount deferred by a participant is contributed to the trust fund for the Savings Plan and invested in accordance with the election of the participant from among investment funds established under the trust agreement in accordance with Section 404(c) of the Code. The Company makes a contribution to the Savings Plan trust fund equal to 50% of the participant's pre-tax contributions that equal up to 6% of that participant's base salary. All employee contributions are 100% vested at all times. With respect to matching contributions by the Company, such contributions are 50% vested after two years of service, 75% vested after three years of service and 100% vested after four years of service with the Company. Participants' vested accounts under the Savings Plan are distributable after termination of employment. During employment, participants may withdraw funds from their accounts in the event of financial hardship as defined in the Savings Plan and permitted under the Code. The Code imposes various limits on the amounts which can be contributed to the Savings Plan by or for any participant each year. During the year ended December 31, 1998, the following matching contributions were made on behalf of the individuals named in the executive compensation table: $4,800 for each of Messrs. Dubois, Stroup, Beisenherz, Wilson and Head; and $24,000 for all named executive officers as a group.

     Retirement Plan. The Company maintains the Employees' Retirement Plan of Life Reassurance Corporation of America and Its Affiliates (the "Retirement Plan"), which is a defined benefit pension plan qualified under Section 401(a) of the Code.

     The table set forth below illustrates the approximate annual retirement benefits which would be payable at age 65 as a single life annuity, based on the Average Monthly Compensation and years of credited service indicated, under the Retirement Plan to participants whose benefits are determined by the Retirement Plan formula, before any reduction for benefits under any General Reassurance Corporation plan or for Social Security benefits. The values shown below reflect the change in tax law effective January 1, 1994 that limits the amount of annual compensation that may be taken into account under qualified plans, such as the Retirement Plan, to $150,000, indexed annually. For 1998, the amount of annual compensation that may be taken into account under qualified plans was $160,000.

                               PENSION PLAN TABLE

                      ESTIMATED ANNUAL RETIREMENT BENEFITS

                                                       PARTICIPANTS WHOSE BENEFITS ARE DETERMINED BY
                                                                  RETIREMENT PLAN FORMULA
                                                      ------------------------------------------------
                                                                 YEARS OF CREDITED SERVICE
                                                      ------------------------------------------------
AVERAGE YEARLY COMPENSATION                              15           20           25           30
---------------------------                           ---------    ---------    ---------    ---------
$ 50,000............................................   $12,099      $16,132      $20,165      $24,198
$100,000............................................   $25,599      $34,132      $42,665      $51,198
$160,000 and over...................................   $41,799      $55,732      $69,665      $83,598

     With respect to each of the individuals named in the executive compensation table, the estimated credited years of service under the Retirement Plan as of December 31, 1998 were as follows: Mr. Dubois, ten years; Mr. Stroup, three years; Mr. Beisenherz, three years; Mr. Wilson, eight years; Mr. Head, five years and all named executive officers as of December 31, 1998 as a group, an average of six years.

     Benefits are funded through employer contributions to a trust. Employees of the Company are eligible to participate in the Retirement Plan when they have completed one year of service and attained age twenty and one-half. Participants become vested in their benefits under the Retirement Plan as follows: 20% after three years' service, 40% after four, 60% after five, 80% after six, and 100% (fully) vested after seven years' service, subject to certain break-in-service rules. The Retirement Plan provides a benefit upon retirement at the normal retirement age of 65 which, when expressed as a single life annuity, equals (i) 1.5% of Average Monthly Compensation (as that term is defined in the Retirement
Plan) multiplied by the number of the participant's years of service up to a maximum of thirty years, plus (ii) 0.3% of Average Monthly Compensation in excess of Social Security Retirement Benefits covered compensation multiplied by the participant's years of service up to a maximum of thirty years, less (iii) the amount of any accrued benefit provided under any defined benefit plan of General Reassurance Corporation for service prior to January 1, 1989. Average Monthly Compensation is the participant's average monthly compensation (excluding overtime pay and bonuses) for the five most highly compensated consecutive calendar years of service from the participant's date of hire to his or her date of termination of employment. A participant may elect to commence receiving benefits under the Retirement Plan when he or she has attained age 55 and completed ten years of service. Benefits under the Retirement Plan are normally payable in the form of a single life annuity in the case of unmarried participants and in the form of a joint and survivor annuity in the case of married participants. If a participant continues employment past Normal Retirement Age (as that term is defined in the Retirement Plan), his or her retirement benefit determined at the close of each Plan Year (as that term is defined in the Retirement Plan) prior to actual retirement is equal to the greater of (i) the actuarial equivalent of the monthly retirement benefit as of the close of the prior Plan Year, or (ii) his or her accrued benefit at the close of the Plan Year. This benefit is offset by any benefit distributions during the Plan Year. Sections 401(a)(17) and 415 of the Code limit both the amount of a participant's compensation that may be taken into account for purposes of calculating Average Monthly Compensation and the amount of benefits that may be paid from the Retirement Plan.

     Supplemental Executive Retirement Plan. With certain exceptions, Section 415 of the Code currently limits pension benefits which may be paid under plans qualified under the Code to an annual benefit of $120,000, indexed annually. The Tax Reform Act of 1986 limits the amount of annual compensation which may be considered in determining qualified plan pensions to $150,000, indexed annually, effective January 1, 1994. Previously, the limit was $200,000, indexed annually. For 1998, the amount of annual compensation which could be considered in determining qualified plan pensions was $160,000. In March 1995 the Board of Directors, upon the recommendation of the Benefits Committee, established the Life Re Corporation Supplemental Executive Retirement Plan ("SERP") for certain designated officers of Life Re Corporation to whom these limits apply, or will apply in the future, so that these employees would obtain the benefit that would have applied in the absence of these limits, as well as to provide additional retirement benefits to a number of key executives whose many years of service in the industry prior to joining the Company would not be counted as years of service under the Retirement Plan.

     The table set forth below illustrates the approximate annual retirement benefits which would be payable at age 62 based on the Average Monthly Compensation and years of credited service indicated under the SERP to participants whose benefits are determined by the SERP formula.

              SUPPLEMENTAL EXECUTIVE RETIREMENT PENSION PLAN TABLE

                      ESTIMATED ANNUAL RETIREMENT BENEFITS

                                                        PARTICIPANTS WHOSE BENEFITS ARE
                                                           DETERMINED BY SERP FORMULA
                                                  --------------------------------------------
                                                           YEARS OF CREDITED SERVICE
                                                  --------------------------------------------
AVERAGE YEARLY COMPENSATION                          15          20          25          30
---------------------------                       --------    --------    --------    --------
$200,000........................................  $ 37,428    $ 49,904    $ 62,380    $ 80,501
$250,000........................................  $ 56,178    $ 74,904    $ 93,630    $118,001
$300,000........................................  $ 74,928    $ 99,904    $124,880    $155,501
$350,000........................................  $ 93,678    $124,904    $156,130    $193,001
$400,000........................................  $112,428    $149,904    $187,380    $230,501
$450,000........................................  $131,178    $174,904    $218,630    $268,001
$500,000........................................  $149,928    $199,904    $249,880    $305,501
$550,000........................................  $168,678    $224,904    $281,130    $343,001
$600,000........................................  $187,428    $249,904    $312,380    $380,501
$650,000........................................  $206,178    $274,904    $343,630    $418,001
$700,000........................................  $224,928    $299,904    $374,880    $455,501

     The SERP provides monthly supplemental benefits upon retirement equal to 2.5% of the participant's Average Monthly Compensation (as defined in the above described Retirement Plan) multiplied by the number of the participant's Years of Service (as defined under the Retirement Plan) less (i) 3.33% of Social Security Retirement Benefits multiplied by Years of Service and (ii) the amount of the monthly benefit provided under the Retirement Plan. Upon a Change in Control, Years of Service will automatically be increased by five years. The Merger constituted a Change in Control under the SERP and resulted in each participant's Years of Service increasing by five years.

     The estimated annual benefits payable upon retirement at normal retirement age for each of the named executive officers designated under the SERP are $757,124 for Mr. Dubois, $677,717 for Mr. Stroup and $679,661 for Mr. Wilson. These amounts include an additional five years of service resulting from the Change in Control from the Merger.

     Discretionary Bonus Plan. The Company's Bonus Plan (the "Discretionary Bonus Plan") previously provided individual awards based on annual performance goals. The Executive Committee of the Board of Directors evaluated qualitative performance and approved the list of participants. Individual awards for performance were determined by the Executive Committee and were paid during the first quarter after the close of the fiscal year to which the award pertained. No award was payable to a participant who terminated employment voluntarily or was terminated by the Company with or without cause prior to the payment date, except that a pro-rated award would be paid in the event of termination by reason of retirement, death or permanent disability. No awards were paid to the Company's five named Executive Officers under the Discretionary Bonus Plan for the 1996, 1997 and 1998 fiscal years. Award payments would be made in cash solely from general corporate assets. Awards under the Discretionary Bonus Plan do not meet the criteria for performance-based compensation, and therefore may not be deductible under the applicable rules and regulations of Section 162(m) of the Code.

     Annual Plan. The Life Re Corporation Annual Incentive Plan (the "Annual Plan") previously provided annual cash bonuses to officers of the Company. Participants were the key executives of the Company selected by the Compensation Committee to participate in the Annual Plan prior to the start of each plan year. The amount of the awards, if any, were based on the attainment of certain performance objectives determined by the Compensation Committee including, without limitation, the future performance of the Company, the participant's level of responsibilities, performance, salary and other compensation. The performance objectives applicable to a plan year were set prior to the beginning of that plan year and were related to measures of the Company's performance such as profitability and growth. The participants were assigned an impact level determined in the discretion of the Compensation Committee. The performance objectives and the benefits may have been different between and among impact levels. If a participant's employment terminated or there was a reduction in duties, title or position, within twelve months after a Change in Control, the participant would be entitled to a payment under the Annual Plan equal to the current year's pro-rata portion of the bonus amount earned in the previous year. The Board may alter, amend, suspend, or discontinue the Annual Plan, but participants' rights regarding outstanding awards may not be adversely affected. The Compensation Committee did not designate any officers of the Company as participants in the Annual Plan for 1999.

     The Compensation Committee intends to administer the Annual Plan in accordance with the applicable rules and regulations under Section 162(m) of the Code.

     Long-Term Plan. The Life Re Corporation Long-Term Incentive Plan (the "LTIP") previously provided cash bonuses to designated officers of the Company. Participants were selected by the Compensation Committee to participate in the LTIP prior to the start of each plan year. The amount of the awards, if any, were based on the attainment of certain performance goals set forth in the LTIP including, without limitation, acquisitions, mergers, and gains on the sale of certain investments. The Board may alter, amend, suspend, or discontinue the LTIP, but participants' rights regarding outstanding awards may not be adversely affected. The Compensation Committee did not designate any officers of the Company as participants under the LTIP for 1999. The participants and the percentage participation in the pool may change from year to year in the discretion of the Compensation Committee.

     The Compensation Committee intends to administer the LTIP in accordance with the applicable rules and regulations under Section 162(m) of the Code.

     Employment Agreements. Swiss Re has entered into new employment agreements with Messrs. Dubois, Stroup, Wilson and Beisenherz (the "Executives") as of July 27, 1998 (the "1998 Agreements"). The 1998 Agreements superseded the Executives' prior employment agreements (or severance agreement in the case of Mr. Beisenherz). The "Term" of the 1998 Agreements began on December 1, 1998 and terminates on December 31, 2001.

     Each 1998 Agreement provides that the Executive's annual base salary will be increased as of January 1, 1999 (to $800,000 for Mr. Dubois and $400,000 for each of the other Executives), will be reviewed annually, and will not be reduced. Each Executive is eligible for an annual Performance Bonus to be calculated with respect to the increase in "Operational Embedded Value" (as defined in the 1998 Agreements) of the Administrative Reinsurance business of the Company and its subsidiaries. If the "Management Target" (as defined in the 1998 Agreements) is attained for a given year, the amount of the Performance Bonus for each Executive will be as follows: for 1999, $1.125 million; for 2000, $1.4 million; and, for 2001, $1.68 million. If the Management Target for a given year is at least 50% attained, but not fully attained, the Performance Bonus will be reduced ratably. If less than 50% of the Management Target is attained for a given year, no Performance Bonus will be paid for that year. If the Management Target for a given year is exceeded, the Executive's Performance Bonus will be increased ratably, up to the following maximum amounts: for 1999, $4.5 million; for 2000, $5.6 million; and for 2001, $6.72 million. The Executive also is eligible for a discretionary annual bonus reflecting group, division, Swiss Re and individual performance in a maximum amount equal to a percentage of annual base salary (100% as to Mr. Dubois and 83.33% as to the other Executives). Further, the Executive is eligible to receive annually a Special Bonus. If the Management Target is attained for any year during the Term, the Executive will receive a Special Bonus (equal to $4 million for Mr. Dubois and $1,333,400 for each of the other Executives), which will be reduced pro rata if the Management Target is not attained. If the Management Target for a given year is exceeded, the Executive's Special Bonus will be increased ratably, up to a maximum (of $8 million for Mr. Dubois and $2,666,800 for each of the other Executives) for attainment of 200% or more of the Management Target.

     On December 1, 1998, the Executives were granted a number of restricted shares of Swiss Re common stock determined by dividing a certain amount ($8 million as to Mr. Dubois and $4 million as to each of the other Executives, as such amounts may be adjusted by the respective Executive and Swiss Re in good faith) by the closing price per share of the Swiss Re common stock on December 1, 1998. The restrictions on such shares will lapse on December 31, 2001, unless the Executive's employment is terminated earlier by Swiss Re for "Cause" (as defined in the 1998 Agreement) or by the Executive without "Good Reason" (as defined in the 1998 Agreement). Either such termination will result in forfeiture of all such shares. If the Executive's employment is terminated before December 31, 2001, by the Company without "Cause", by the Executive with "Good Reason", by the Executive's death or by the Executive's "Disability" (as defined in the 1998 Agreement), all restrictions on such shares lapse and they become vested. The Executive will be eligible to receive discretionary annual stock option grants (with exercise prices equal to the fair market value of the underlying shares). Each annual grant is expected to cover shares having an aggregate fair market value equal to the then-current amount of the Executive's annual base salary. If the Executive's employment is terminated by the Company without "Cause", by the Executive with "Good Reason", by the Executive's death or by the Executive's Disability" (as defined in the 1998 Agreement), all restrictions on such shares lapse and they become vested.

     The Executive will be eligible to receive discretionary annual stock option grants (with exercise prices equal to the fair market value of the underlying shares). Each annual grant is expected to cover shares having an aggregate fair market value equal to the then-current amount of the Executive's annual base salary. If the Executive's employment is terminated by the Company without "Cause", by the Executive with "Good Reason", by the Executive's death or by the Executive's "Disability", all stock options so granted will immediately vest and become exercisable. The stock option grants will otherwise be subject to the terms of the stock option plan of Holding.

     The Executive will be eligible to participate in employee benefit plans made available to other senior executives of Swiss Re which shall be, in the aggregate, substantially comparable to the plans (other than the Long-Term Incentive Plan and stock option plans) in which the Executive participated immediately prior to December 1, 1998. The Executive will be entitled to perquisites and fringe benefits at least equal to those to which he was entitled on July 27, 1998.

     If the Executive's employment is terminated during the Term by Swiss Re without "Cause", by the Executive with "Good Reason", by the Executive's death or by the Executive's "Disability", Swiss Re will pay the Executive: (i) with respect to any complete calendar year remaining in the Term, an amount equal to 50% of the Special Bonus that was or would have been payable upon attainment of 100% of the Management Target for 1999 (the "Termination Bonus Payment"); (ii) with respect to a calendar year in which termination occurs before July 1, an amount equal to the Termination Bonus Payment; or (iii) with respect to a calendar year in which termination occurs after July 1, an amount equal to the sum of (x) a pro rata portion of the Special Bonus (based on actual attainment relative to the Management Target during the entirety of such year) for the period from January 1 through the date of termination, and (y) a pro rata portion of the Termination Bonus for the period from the date of termination through December 31. Swiss Re will pay reasonable attorney's fees and expenses and court costs incurred by the Executive as a result of Swiss Re's failure to perform any provision of the 1998 Agreements.

     If the Executive's employment is terminated by death, Swiss Re will pay health insurance benefits for all the Executive's dependents for one year.

     If any payments or distributions to the Executive (whether pursuant to the 1998 Agreement or otherwise) are subject to the Excise Tax, Swiss Re will pay the Executive an additional payment so that the net amount retained by the Executive, after deduction of the Excise Tax and all income taxes and Excise Tax on such additional payment, will be the same as if the Excise Tax had not been imposed.

     If Swiss Re defaults on its obligation to pay certain amounts to the Executive (and fails to cure the default within thirty days after notice), Swiss Re is required to pay the Executive a lump sum amount actuarially equivalent to future payments otherwise payable under the 1998 Agreements, as well as all past due payments. Swiss Re indemnifies the Executive to the full extent permitted by law for amounts connected with any action relating to performance of the Executive's services. Swiss Re will maintain a directors' and officers' liability insurance policy, using its best efforts to provide substantially similar protection to the protection provided by the policy in effect on July 27, 1998.

     The Executive agrees that he will not disclose confidential information or trade secrets of Swiss Re at any time and that, during the Term and for a period of one year thereafter, he will not engage in competition with Swiss Re in the business of reinsuring life insurance risks or solicit any Swiss Re employee to leave such employment.

     Any controversy related to the 1998 Agreements will be settled by binding arbitration in Stamford, Connecticut.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 30, 1999, no director or executive officer of the Company owned any Common Shares.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS OF MANAGEMENT

     During 1992, the Company issued, subject to restricted stock purchase agreements, 214,510 Common Shares to certain officers of the Company and its subsidiaries in exchange for notes in favor of the Company. Certain of the sales were at prices below fair value at the date of sale, resulting in compensation expense to the Company in 1992. Listed in the chart below is the aggregate of the only two remaining loans to an executive officer of the Company to purchase Common Shares that aggregated in excess of $60,000, including accrued interest, during 1998. The loans were fully satisfied in December 1998.

                                  BALANCE AT                                BALANCE AT
                                 BEGINNING OF                                 END OF
NAME OF DEBTOR                       1998        ADDITIONS    DEDUCTIONS       1998
--------------                   ------------    ---------    ----------    ----------
W. Weldon Wilson...............    $212,743       $10,221      $222,964         $0

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed or incorporated by reference as part of this Form 10-K:

     1. Financial Statements

     The audited consolidated financial statements of Life Re and the related auditor's report listed in the Index to Financial Statements and Financial Statement Schedule appearing on page 23.

     2. Financial Statement Schedule

     The schedule listed in the Index to Financial Statements and Financial Statement Schedule appearing on page 46.

     3. Exhibits

     The accompanying Exhibit Index appearing on page 65 is incorporated herein by reference. The exhibits listed in the Exhibit Index are filed or incorporated by reference as part of this Form 10-K.

(b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended December 31, 1998.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LIFE RE CORPORATION

                                          By: /s/ JACQUES E. DUBOIS
                                            ------------------------------------
                                            Jacques E. Dubois
                                            Chairman of the Board,
                                            Chief Executive Officer
                                            and Director

March 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ JACQUES E. DUBOIS                       Chairman of the Board, Chief Executive     March 30, 1999
------------------------------------------  Officer and Director
Jacques E. Dubois

/s/ ALAN D. HEAD                            Vice President and Chief Financial         March 30, 1999
------------------------------------------  Officer (principal accounting officer and
Alan D. Head                                principal financial officer)

/s/ F. SEDGWICK BROWNE                      Director                                   March 30, 1999
------------------------------------------
F. Sedgwick Browne

/s/ JOHN R. COOMBER                         Director                                   March 30, 1999
------------------------------------------
John R. Coomber

/s/ CHRISTOPH DORSCHEL                      Director                                   March 30, 1999
------------------------------------------
Christoph Dorschel

/s/ GEORGE L. FARR                          Director                                   March 30, 1999
------------------------------------------
George L. Farr

/s/ THOMAS H. FOX                           Director                                   March 30, 1999
------------------------------------------
Thomas H. Fox

/s/ HEIDI E. HUTTER                         Director                                   March 30, 1999
------------------------------------------
Heidi E. Hutter

/s/ WALTER B. KIELHOLZ                      Director                                   March 30, 1999
------------------------------------------
Walter B. Kielholz

/s/ WILLIAM L. MUSSER, JR.                  Director                                   March 30, 1999
------------------------------------------
William L. Musser, Jr.

/s/ JAY A. NOVIK                            Director                                   March 30, 1999
------------------------------------------
Jay A. Novik

/s/ STANLEY TABEN                           Director                                   March 30, 1999
------------------------------------------
Stanley Taben

/s/ N. DAVID THOMPSON                       Director                                   March 30, 1999
------------------------------------------
N. David Thompson

/s/ CHARLES G. WATSON                       Director                                   March 30, 1999
------------------------------------------
Charles G. Watson

/s/ ERWIN K. ZIMMERMANN                     Director                                   March 30, 1999
------------------------------------------
Erwin K. Zimmermann

                              LIFE RE CORPORATION

                                 EXHIBIT INDEX

                                                                            SEQUENTIAL
EXHIBIT                                                                        PAGE
NUMBER                           DESCRIPTION OF EXHIBIT                       NUMBER
-------                          ----------------------                     ----------
     2.01  -- Certificate of Merger of SRC Acquisition Corp. with and into
              Life Re Corporation (the "Company"), dated December 1, 1998
     3.01  -- By-Laws of the Company
     4.01  -- Specimen Common Stock Certificate of the Company,
              incorporated by reference to Exhibit 4.1 of the Company's
              Registration Statement on Form S-1 (File No. 33-50556)
     4.02  -- Certificate of Trust of Life Re Capital Trust II ("Trust
              II"), incorporated by reference to Exhibit 4.3 of the
              Company's Registration Statement on Form S-3 (File No.
              333-46213)
     4.03  -- Declaration of Trust of Trust II, incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on
              Form S-3 (File No. 333-46213)
     4.04  -- Form of Amended and Restated Declaration of Trust of Trust
              II, incorporated by reference to Exhibit 4.5 of the
              Company's Registration Statement on Form S-3 (File No.
              333-46213)
     4.05  -- Form of Quarterly Income Preferred Security ("QUIPS") of
              Trust II, incorporated by reference to Exhibit 4.6 of the
              Company's Registration Statement on Form S-3 (File No.
              333-46213)
     4.06  -- Form of Junior Subordinated Debenture, incorporated by reference to Exhibit 4.8 of the Company's Registration
              Statement on Form S-3 (File No. 333-46213)
     4.07  -- Form of Indenture between the Company and The Bank of New
              York, as Trustee, pursuant to which the Junior Subordinated
              Debentures are to be issued, incorporated by reference to
              Exhibit 4.7 of the Company's Registration Statement on Form
              S-3 (File No. 333-46213)
     4.08  -- Form of Guarantee Agreement with respect to the QUIPS, incorporated by reference to Exhibit 4.9 of the Company's
              Registration Statement on Form S-3 (File No. 333-46213)
     4.09  -- Form of Master Unit Agreement, incorporated by reference to
              Exhibit 4.11 of the Company's Registration Statement on Form
              S-3 (File No. 333-46213)
     4.10  -- Form of Adjustable Conversion-rate Equity Security Units, incorporated by reference to Exhibit 4.12 of the Company's
              Registration Statement on Form S-3 (File No. 333-46213)
     4.11  -- Form of Pledge Agreement, incorporated by reference to
              Exhibit 4.13 of the Company's Registration Statement on Form
              S-3 (File No. 333-46213)
     4.12  -- Form of Call Option Agreement, incorporated by reference to
              Exhibit 4.14 of the Company's Registration Statement on Form
              S-3 (File No. 333-46213)
     4.13  -- Company's Agreement to File Indenture, incorporated by reference to Exhibit 4.02 of the Company's Form 10-Q for the quarterly period ended June 30, 1997, as filed with the SEC on August 13, 1997
    10.01  -- Surplus Debenture No. 1 in the amount of $180,500,000, dated
              November 16, 1988, issued by First of Groves Life Insurance
              Company ("First of Groves") to the Company, incorporated by reference to Exhibit 10.16 of the Company's Registration
              Statement on Form S-1 (File No. 33-50556)

                                                                            SEQUENTIAL
EXHIBIT                                                                        PAGE
NUMBER                           DESCRIPTION OF EXHIBIT                       NUMBER
-------                          ----------------------                     ----------
    10.02  -- First Amendment to Surplus Debenture No. 01 of TexasRe Life
              Insurance Company (formerly known as First of
              Groves)("TexasRe"), effective November 3, 1992, incorporated by reference to Exhibit 10.12 of the Company's Form 10-K for the year ended December 31, 1994, as filed with the SEC on
              March 31, 1994
    10.03  -- Second Amendment to Surplus Debenture No. 01 of TexasRe
              (formerly known as First of Groves), effective January 1,
              1994, incorporated by reference to Exhibit 10.13 of the
              Company's Form 10-K for the year ended December 31, 1994, as filed with the SEC on March 31, 1995
    10.04  -- Third Amendment to Surplus Debenture No. 01 of TexasRe
              (formerly known as First of Groves), effective November 6,
              1995, incorporated by reference to Exhibit 10.13 of the
              Company's Form 10-K for the year ended December 31, 1995, as filed with the SEC on March 28, 1996
    10.05  -- Surplus Debenture No. 02 in the amount of $80,000,000, dated
              November 16, 1988, issued by First of Groves to the Company, incorporated by reference to Exhibit 10.17 of the Company's
              Registration Statement on Form S-1 (File No. 33-50556)
    10.06  -- First Amendment to Surplus Debenture No. 02 of TexasRe
              (formerly known as First of Groves), effective November 3,
              1992, incorporated by reference to Exhibit 10.15 of the
              Company's Form 10-K for the year ended December 31, 1994, as filed with the SEC on March 31, 1995
    10.07  -- Second Amendment to Surplus Debenture No. 02 of TexasRe
              (formerly known as First of Groves), effective January 1,
              1994, incorporated by reference to Exhibit 10.16 of the
              Company's Form 10-K for the year ended December 31, 1994, as filed with the SEC on March 31, 1995
    10.08  -- Third Amendment to Surplus Debenture No. 02 of TexasRe
              (formerly known as First of Groves), effective November 6,
              1995, incorporated by reference to Exhibit 10.17 of the
              Company's Form 10-K for the year ended December 31, 1995, as filed with the SEC on March 28, 1996
    10.09  -- Tax Allocation Agreement, effective as of the first day of the consolidated return taxable year beginning January 1,
              1994 by and among the Company, TexasRe and Life Reassurance
              Corporation of America ("Life Reassurance"), incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarterly period ended June 30, 1995, as filed with the SEC on August 14, 1995
    10.10  -- Life Reassurance and its Affiliates Employee Savings Plan,
              effective January 1, 1989, incorporated by reference to
              Exhibit 10.31 of the Company's Registration Statement on
              Form S-1 (File No. 33-50556)
    10.11  -- Employees' Retirement Plan of Life Reassurance and its
              Affiliates, effective January 1, 1989, as amended on January
              1, 1991, incorporated by reference to Exhibit 10.32 of the
              Company's Registration Statement on Form S-1 (File No.
              33-50556)
    10.12  -- The Company's Supplemental Executive Retirement Plan,
              Effective: January 1, 1995, incorporated by reference to
              Exhibit 10.09 of the Company's Form 10-Q for the quarterly period ended June 30, 1996, as filed with the SEC on August
              13, 1996
    10.13  -- The Company's Long-Term Incentive Plan, dated November 3,
              1994, incorporated by reference to Exhibit 10.66 of the
              Company's Form 10-K for the year ended December 31, 1996, as filed with the SEC on March 28, 1997
    10.14  -- The Company's Annual Incentive Plan, dated November 3, 1994, incorporated by reference to Exhibit 10.65 of the Company's
              Form 10-K for the year ended December 31, 1996, as filed
              with the SEC on March 28, 1997

                                                                            SEQUENTIAL
EXHIBIT                                                                        PAGE
NUMBER                           DESCRIPTION OF EXHIBIT                       NUMBER
-------                          ----------------------                     ----------
    10.15  -- Amended and Restated Advisory Agreement, dated November 16,
              1988, between Life Reassurance and Conseco Capital
              Management, Inc. (the "Conseco Amended and Restated Advisory
              Agreement"), incorporated by reference to Exhibit 10.45 of the Company's Registration Statement on Form S-1 (File No.
              33-50556)
    10.16  -- October 1993 Amendment, dated October 1, 1993, to the
              Conseco Amended and Restated Advisory Agreement,
              incorporated by reference to Exhibit 10.25 of the Company's
              Form 10-K for the year ended December 31, 1993, as filed
              with the SEC on March 31, 1994
    10.17  -- November 1994 Amendment to the Conseco Amended and Restated
              Advisory Agreement, effective as of November 1, 1994,
              incorporated by reference to Exhibit 10.04 of the Company's
              Form 10-Q for the quarterly period ended September 30, 1996, as filed with the SEC on November 14, 1996
    10.18  -- May 1995 Amendment to the Conseco Amended and Restated
              Advisory Agreement, effective as of May 31, 1995,
              incorporated by reference to Exhibit 10.05 of the Company's
              Form 10-Q for the quarterly period ended September 30, 1996, as filed with the SEC on November 14, 1996
    10.19  -- September 1996 Amendment to the Conseco Amended and Restated
              Advisory Agreement, effective as of September 15, 1996,
              incorporated by reference to Exhibit 10.06 of the Company's
              Form 10-Q for the quarterly period ended September 30, 1996, as filed with the SEC on November 14, 1996
    10.20  -- January 1998 Amendment to the Conseco Amended and Restated
              Advisory Agreement, effective as of January 1, 1998,
              incorporated by reference to Exhibit 10.47 of the Company's
              Form 10-K for the fiscal year ended December 31, 1997, as
              filed with the SEC on March 30, 1998
    10.21  -- April 15, 1998 Amendment to the Conseco Amended and Restated
              Advisory Agreement, incorporated by reference to Exhibit
              10.03 of the Company's Form 10-Q for the quarterly period
              ended June 30, 1998, as filed with the SEC on August 12,
              1998
    10.22  -- Advisory Agreement, dated December 31, 1991, between Life
              Reassurance and Liberty Capital Advisors, Inc. (The "Liberty
              Advisory Agreement"), incorporated by reference to Exhibit
              10.46 of the Company's Registration Statement on Form S-1
              (File No. 33-50556)
    10.23  -- Amendment Number One to the Liberty Advisory Agreement,
              effective as of July 1, 1996, incorporated by reference to
              Exhibit 10.07 of the Company's Form 10-Q for the quarterly period ended September 30, 1996, as filed with the SEC on
              November 14, 1996
    21.01  -- Subsidiaries of the Company
    27    --  Financial Data Schedule